Form 10-Q
period 1996-03-31
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1996-05-15
CIK 876032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                              OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19615

                      TRANSAMERICAN WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3487422
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                             314 NORTH POST OAK LANE
                                 HOUSTON, TEXAS

                                      77024
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (713) 956-1212

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     CLASS OF COMMON STOCK                    OUTSTANDING AT MAY 13, 1996
     $.001 par value                                30,445,791

                      TRANSAMERICAN WASTE INDUSTRIES, INC.

                                      INDEX

                                                                        PAGE NO.
PART I.          FINANCIAL INFORMATION
Item 1. Financial Statements

    Consolidated Balance Sheets -
        December 31, 1995 and March 31, 1996...........................     3
    Consolidated Statements of Operations -
        Three Months Ended March 31, 1995 and 1996.....................     4
    Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1995 and 1996.....................     5
    Notes to Unaudited Consolidated Financial Statements...............     6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    11

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings..............................................    14

Item 6. Exhibits and Reports on Form 8-K...............................    14

Signatures  ...........................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       DECEMBER 31,        MARCH 31,
                                                                                                           1995              1996
                                                                                                        --------           --------
                                                                                                                         (UNAUDITED)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................................................          $  1,637           $  1,668
   Restricted cash ...........................................................................               783              1,113
   Accounts receivable, less allowance for doubtful accounts of $186 .........................             2,526              2,351
   Other current assets ......................................................................             1,102                781
                                                                                                        --------           --------
         TOTAL CURRENT ASSETS ................................................................             6,048              5,913
Restricted cash ..............................................................................             8,931              8,281
Property and equipment, net of accumulated depreciation ......................................            27,100             28,490
COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED, NET OF ACCUMULATED
    AMORTIZATION OF $390 AND $421, RESPECTIVELY ..............................................             2,070              2,039
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $403 AND
    $451,RESPECTIVELY ........................................................................             2,137              2,089
Long-term contracts in progress, net of allowance for doubtful accounts of
     $149 ....................................................................................               826                826
Other assets, net ............................................................................               314                380
                                                                                                        --------           --------
         TOTAL ASSETS ........................................................................          $ 47,426           $ 48,018
                                                                                                        ========           ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable ............................................................................          $  1,694           $  1,408
 Accrued liabilities and other ...............................................................             1,850              1,912
 Current portion of long-term debt ...........................................................             1,726              1,931
 Reserve for closure and post-closure costs ..................................................               307                273
                                                                                                        --------           --------
 TOTAL CURRENT LIABILITIES ...................................................................             5,577              5,524
Long-term debt, less current portion and unamortized discount ................................            30,210             30,621
Reserve for closure and post-closure costs, less current portion .............................             3,569              3,398
Other noncurrent liabilities .................................................................               637                637
                                                                                                        --------           --------
 TOTAL LIABILITIES ...........................................................................            39,993             40,180
                                                                                                        --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 29,649,124
 and 30,065,374, shares issued and outstanding, respectively .................................                30                 30
Additional paid-in capital ...................................................................            25,074             25,246
Retained earnings (deficit) ..................................................................           (17,671)           (17,438)
                                                                                                        --------           --------
 TOTAL STOCKHOLDERS' EQUITY ..................................................................             7,433              7,838
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................          $ 47,426           $ 48,018
                                                                                                        ========           ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1995          1996
                                                          --------     --------
                                                               (UNAUDITED)
Revenue ..............................................    $  2,263     $  4,583
Expenses:
  Cost of services ...................................       1,902        2,654
  Depreciation and amortization ......................         350          554
  General and administrative .........................         816          767
  Cost of completed acquisition ......................         150         --
  Cost of terminated acquisitions and contracts ......         215         --
                                                          --------     --------
    Operating (income) ...............................      (1,170)         608
Other income (expense):
  Interest expense, net ..............................        (673)        (648)
  Exchange offer charge ..............................      (1,644)        --
  Other income (expense), net ........................         (66)         273
                                                          --------     --------
    Total other expense ..............................      (2,383)        (375)
                                                          --------     --------
Income (loss) before income taxes ....................      (3,553)         233
Provision for income taxes ...........................         (35)        --
                                                          --------     --------
    Net income (loss) ................................    $ (3,588)    $    233
                                                          ========     ========
Income (loss) per common share .......................    $  (0.21)    $   0.01
                                                          ========     ========
Weighted average common shares outstanding ...........      17,010       30,646
                                                          ========     ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                    ------------------------
                                                                                                      1995             1996
                                                                                                    -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                       (UNAUDITED)
    Net income (loss) ..........................................................................    $(3,588)         $   233
    Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
        Depreciation and amortization ..........................................................        350              554
        Amortization of debt discount and deferred financing costs .............................        134               86
        Closure and post-closure costs .........................................................        108             (171)
        Cost of completed acquisitions .........................................................        150             --
        Loss on investment .....................................................................        199             --
         Cost of terminated acquisitions and contracts .........................................        215             --
         Exchange offer charge .................................................................      1,644             --
        Changes in assets and liabilities:
          Accounts receivable ..................................................................       (367)             175
          Other current assets .................................................................        215              321
          Accounts payable and accrued liabilities .............................................        531             (295)
          Change in long-term contracts in progress ............................................        249             --
          Other, net ...........................................................................         34              (29)
                                                                                                    -------          -------
                     Net cash provided (used) by operating activities ..........................       (126)             874
                                                                                                    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of completed management contracts and acquisition .....................................       (150)            --
    Costs incurred on possible acquisitions ....................................................       (140)             (19)
    Purchases of property and equipment ........................................................     (1,561)            (967)
    Other ......................................................................................        103              (17)
                                                                                                    -------          -------
             Net cash used by investing activities .............................................     (1,748)          (1,003)
                                                                                                    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of debt ...........................................................................       (358)            (370)
    Proceeds from issuance of stock ............................................................      2,500              208
    Stock issuance costs .......................................................................       (279)            --
    Use of restricted cash .....................................................................      1,269              322
                                                                                                    -------          -------
             Net cash provided (used) by financing activities ..................................      3,132              160
                                                                                                    -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................................      1,258               31
CASH AND CASH EQUIVALENTS:
    Beginning of period ........................................................................      1,499            1,637
                                                                                                    -------          -------
    End of period ..............................................................................    $ 2,757          $ 1,668
                                                                                                    =======          =======

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of TransAmerican Waste Industries, Inc. and its wholly-owned subsidiaries (the "Company") and have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature, except as disclosed herein) necessary to fairly state the financial position and the results of operations for the interim periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q.

         In February 1996, the Company changed its fiscal year end from August 31 to December 31 and accordingly filed a Transition Report on Form 10-K for the four month period ended December 31, 1995. The comparative unaudited interim financial statements for the prior year included in this Form 10-Q have been recast to conform to the change in fiscal year, and therefore represent a quarterly period that has not been previously presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Transition Report on Form 10-K for the four month period ended December 31, 1995.

2.       CHANGE IN ACCOUNTING PRINCIPLE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Impairment of Long-Lived Assets" as of January 1, 1996. SFAS No. 121 requires that if a long-lived asset is not expected to generate sufficient cash flow (undiscounted) to recoup its invested cost, then the asset value should be written down to fair value. Fair value is typically defined as the discounted value of the assets expected cash flow. There was no impact on the Company's Consolidated Financial Statements as a result of the adoption of this new accounting principle. However, see discussion of crude oil processing operations at Note 4.

3.       EARNINGS PER COMMON SHARE

        Earnings per common share ("EPS") have been computed based on the weighted average number of
                                        6

common equivalent shares outstanding during the applicable periods. For the three months ended March 31, 1995 common equivalent shares ("Shares"), including stock options and warrants, did not impact net loss per share as they were anti-dilutive.

         The convertible subordinated debentures are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For the three months ended March 31, 1995 and 1996, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation and is excluded from the presentation herein.

         The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -----------------
                                                                1995      1996
                                                              -------   -------
Common shares outstanding, end of period ...................   25,456    30,065
Effect of shares issued during the period using
         weighted average common shares ....................   (8,446)     (246)
Effect of shares issuable for stock options and warrants
         based on the treasury stock method ................     --         827
                                                              -------   -------
Common shares used in computing earnings per share .........   17,010    30,646
                                                              =======   =======

4.      Commitments and Contingencies

        ENVIRONMENTAL MATTERS AND REGULATION. The Company is subject to numerous rules and regulations at the federal, state and local levels. The Company has not experienced any significant regulatory problems in the past and believes that it is in substantial compliance with all applicable rules and regulations. The Company cannot predict what laws or regulations might exist in the future, and no assurance can be given that future changes in the law will not have an adverse impact on the Company's operations. The Company's business generally requires certain operating permits in order to conduct its operations. The Company believes it is in material compliance with all of its operating permits. In recent years, environmental groups and others have pressured applicable regulatory authorities and have instituted judicial proceedings, to overturn or block the grant of certain operating permits, or to impose restrictions on disposal practices. For a description of litigation involving permits relating to the Chilton County landfill see Litigation below. The Company does not carry insurance coverage for environmental liability related to its waste disposal operations. In the event uninsured losses occur, the Company's financial condition and results of operations could be adversely affected.

        CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities, excluding Haleyville Landfill discussed in Note 6, that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6.0 million. At March 31, 1996, the Company had accrued approximately $3.7 million for such estimated costs based on airspace utilized to date. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

        FINANCIAL ASSURANCE OBLIGATIONS. From time to time the Company may be required to provide performance bonds or bank letters-of-credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At March 31, 1996, the
                                        7

Company has provided performance bonds totaling $7.7 million and letters of credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

        SETTLEMENT WITH LOWELL HARRELSON. In August 1995, Lowell L. Harrelson entered into a consulting agreement with the Company to provide solid waste acquisition and development opportunities to the Company, and contemporaneously resigned as an officer and director of the Company. In December 1995, the Company filed a lawsuit against Mr. Harrelson for, among other things, failing to fully and faithfully execute his duties as an officer and director of the Company and has discontinued making the consulting payments. Mr. Harrelson filed counterclaims against the Company for breach of contract and fraud claiming unspecified damages. In February 1996, a settlement was reached between the Company and Mr. Harrelson whereby both parties released all claims and the consulting agreement was deemed terminated effective November 30, 1995. Under the terms of the agreement, the Company received $275,000. Additionally, all of Mr. Harrelson's vested options were exercised and all outstanding warrants and unvested stock options were canceled.

        LITIGATION. McGinnes Industrial Maintenance Corporation ("MIMC"), a wholly owned subsidiary of the Company, has been named as one of approximately 40 co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV0211, filed in the District Court of Galveston County, Texas, 10th Judicial District. The suit consolidated four separate proceedings filed by seventy-four persons currently or formerly residing on real property situated approximately five miles or more from the Company's wastewater sludge treatment facility located in Galveston County, Texas, and names as defendants, in addition to MIMC, a former director and principal stockholder of the Company (now deceased), and approximately 40 industrial companies and cities located along or near the Houston Ship Channel. The suit alleges personal injury and property damages resulting from alleged releases of hazardous and toxic substances from the Company's former wastewater sludge treatment facility. In September 1994, seventeen of the original plaintiffs were dismissed with prejudice from the litigation. The Company, as well as the other defendants, have agreed on an out-of-court settlement with the majority of the remaining plaintiffs. The Company's contribution toward settlement of the consolidated lawsuit was approximately $30,000. In March 1994, nine additional plaintiffs filed a petition in intervention in Cause No. 93-CV0211. In October 1995, the plaintiff-intervenors amended their petition to delete a number of allegations and causes of actions against defendants. Although there can be no assurance as to the outcome of any lawsuit, the Company believes that the claims made by plaintiff-intervenors in this suit are without merit and that the exposure of the Company in such litigation is minimal. The Company has been advised by its outside counsel, Ford & Ferraro, L.L.P., to such effect. The Company is vigorously defending these actions.

        In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to 1) the transfer of the Chilton County Landfill from the County to the Company and 2) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. On January 11, 1996, the Circuit Court of Chilton County, Alabama entered a final order granting in part and denying in part each parties' motion for summary judgment. The transfer of the landfill to the Company was upheld. However, the claims for which plaintiffs were granted summary judgment relate to certain permit modifications that increased the allowable daily volume and expanded the permissible service area of the facility. The Company is appealing that portion of the order granting partial summary judgment to the plaintiffs. On January 12, 1996, the Circuit Court of Chilton County, Alabama granted a stay of its order pending appeal, but as a condition of granting the stay imposed a daily volume limit which is less than the amount reflected on the Company's permit, as modified. Although there can be no assurance as to the outcome of any litigation, the Company believes the claims brought by the citizens are without merit and will vigorously pursue its appeal. If the Company is unsuccessful in its appeal, and the Company is unable to subsequently obtain a permit modification reflecting a higher allowable daily volume, which it intends to seek, it would limit the landfill's volume to the original permitted amount, thereby reducing volume and revenue below the current level generated under the

                                        8
court's stay.

        In addition to the foregoing, the Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

        OTHER. Management has been closely monitoring the results of its crude oil processing operations which have been unprofitable for the past two years. Based upon Management's estimate of undiscounted cash flows, which incorporates certain operational enhancements recently implemented by the Company, Management has concluded that no impairment is presently indicated. However, it is reasonably possible that Management's estimate of undiscounted cash flows could change in the near term if the result of the recent operational enhancements do not meet current expectations, which would result in the need to write-down the assets of the crude oil processing operations to fair value.

5.      DEVELOPMENT SERVICES AGREEMENT

        In March 1996, the Company entered into a Development Services Agreement, with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD will provide the Company with certain development services related to locating landfill facilities. The agreement has a five-year term and may be terminated by either party upon 90 days prior notice. In consideration for these services, ECD received warrants to purchase 2 million shares of common stock at $1.50 per share. The warrants vest fully on March 1, 2001 as long as ECD is providing services to the Company on that date, however the vesting accelerates one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. The fair value of the warrants will be amortized over the term of the agreement. ECD is also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. This additional compensation consists of (i) 50,000 shares of common stock of the Company, subject to adjustment under certain conditions, (ii) a warrant to purchase 100,000 shares of common stock of the Company at the market price on the trading day immediately preceding the transaction date, and (iii) $250,000 cash upon the closing of the financing for the facility or twelve months following the closing, whichever is sooner.

6.      SUBSEQUENT EVENT

        HALEYVILLE LANDFILL. On April 10, 1996, the Company completed the acquisition of the assets of Haleyville Sanitary Landfill, Ltd. ("HSLL") and the common stock of Peerless Landfill Company ("Peerless"). HSLL and Peerless managed and held the permits for the Haleyville Landfill (the "Landfill") which consists of approximately 114 acres located approximately 80 miles northwest of Birmingham, Alabama. The Company will manage the Landfill, which is owned by the Solid Waste Disposal Authority for the City of Haleyville (the "Authority") under a 20-year management agreement. The Landfill is permitted to accept 1,500 tons per day of municipal solid waste in addition to certain types of non-hazardous industrial waste. The landfill site includes an active 11 acre construction and demolition landfill which currently accepts approximately 150 tons per day of inert material. Before municipal solid waste can be accepted at the site, the Company will be required to construct new cells complying with Subtitle D of the Resource Conservation and Recovery Act of 1976, or obtain approval from the Alabama Department of Environmental Management for a vertical expansion over a former landfill located on the landfill site which has been closed. During the next several months the Company will seek to arrange for waste disposal contracts to provide the volume of waste required to support its anticipated level of operations at this facility. There can be no assurances that such contracts will be obtained.

        The purchase price for the acquisition was (i) $1,500,000 cash at closing, (ii) a royalty of 2.5% of revenue during 1999 and 2000 increasing to 5% of revenue thereafter, and (iii) an earnout of up to 1,166,667 shares of common stock of the Company issuable once the Landfill reaches certain volumes of waste per day,

                                        9

subject to adjustment in cash or stock in 1999 if the value of the shares of common stock issued by the Company does not achieve a certain minimum value target. The Company has financed the acquisition and development of this project with Solid Waste Revenue Bonds ("Bonds") consisting of $7,945,000, 20-year, 8.5% tax-exempt bonds, and $1,000,000, 5-year, 11.5% taxable bonds. Depending upon the approval of certain possible permit applications for vertical expansion and entry into waste disposal contracts, proceeds from the financing will be used for (i) construction of the new cells, (ii) purchase of equipment and the option properties, (iii) bonding for closure and post-closure obligations, (iv) debt service and capitalized interest funds, and (v) debt issuance and certain other costs for the Haleyville Landfill. The Bonds are secured by a pledge of revenue derived from the Landfill, and by the management fee income, as defined, from the Company-managed Chastang landfill until certain criteria are met by the Landfill.

        CENTRAL LANDFILL. The Company completed the acquisition of the Central Landfill in May 1996. Pursuant to an interim agreement, the Company has operated the facility and provided construction and improvement capital as well as landfill development expertise since March 1995. Operations under the interim agreement were included in the Consolidated Statements of Operations beginning March 31, 1995. Consideration for the landfill included $50,000 cash and the 333,000 shares of restricted common stock of the Company (valued at $325,000). If certain revenue targets are obtained and an expansion permit is received, the Company will pay additional consideration over the next two years totaling $1.7 million, payable in cash and restricted common stock of the Company.

        SALE OF SABINE COLLECTION OPERATION. In April 1996, the Company sold its commercial collection operations in Sabine Parish for $909,000. Consideration received for the sale was in excess of book value. The Company received a promissory note and other receivables bearing interest at 8% per annum and payable in monthly installments beginning in May 1996 and continuing through April 1, 2004.

        The Company and the purchaser of the commercial collection operations (the "Purchaser") entered into a subcontract ("Subcontract") for the residential collection contract with the Sabine Parish Police Jury, subject to approval. Under the terms of the Subcontract, the Company will retain all requirements specified in its contract with the Sabine Parish Police Jury with regard to performance bonds and insurance.

        The Company has also entered into agreements with the Purchaser to purchase a portion of the airspace at the Sabine Parish Landfill and to purchase a portion of the airspace at the LaSalle-Grant Landfill, including transfer service from the Company's transfer station in Alexandria, Louisiana. As consideration for these agreements, the Company received a promissory note for $240,000 bearing interest at 8% per annum payable in monthly installments through April 2004, and a promissory note for $1,595,000 bearing interest at 8% per annum payable in monthly installments through April 2001. The notes are secured by certain assets of the Purchaser.

        At the option of the Purchaser, the Company will be required to purchase the assets used by the Purchaser in its Louisiana operations for $2,600,000, provided that a certain minimum level of revenue is generated by such operations for the year ended January 31, 1999.
                                       10
GENERAL

        TransAmerican Waste Industries, Inc. (the "Company") is engaged in the processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations primarily by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses. The Company believes that recent trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

        The following table summarizes the Company's management contracts and acquisitions completed during the years ended August 31, 1994 and 1995 and through May 15, 1996:

                                                                 Type of        Total    Permitted
Date        Name of Business    Type of Business   Location      Transaction    Acres     Acreage
- ----        ----------------    ----------------   --------      -----------    -----    ---------
October     Chastang Landfill   Municipal solid    Mobile,        20-year       467         80
1993                            waste ("MSW") and  Alabama        management
                                industrial waste                  contract
                                landfill

April       Sabine Parish       MSW landfill        Many,          25-year      107         71
1994        Landfill                                Louisiana      management
                                                                   contract

April       Sabine Parish       MSW collection      Many,          10-year       --         --
1994        Hauling(a)                              Louisiana      hauling
                                                                   contract

May         Chilton County      MSW landfill        Thorsby,       Purchase      97         97
1994        Landfill                                Alabama

September   LaSalle-Grant       MSW landfill        Jena,          25-year       39         39
1994        Parish Landfill                         Louisiana      management
                                                                   contract

February    Central Landfill    MSW landfill        Carriere,      Purchase      20         20
1995                                                Mississippi

April       Mobile C&D          Construction and    Mobile,        2-year       142         25
1995        Landfill            demolition          Alabama        management
                                ("C&D") landfill                   contract with
                                                                   purchase
                                                                   option

June        TransWaste, Inc.    Transfer station,   Alexandria,    Purchase      20         20
1995                            Materials recovery  Louisiana
                                facility and hauling
                                operation

June        Hancock County      MSW landfill         Hancock       20-year       96         96
1995        Landfill                                 County,       management
                                                     Mississippi   contract

July        Union County        MSW landfill         Knoxville,    20-year       90         55
1995        Landfill                                 Tennessee     management
                                                                   contract

April       Haleyville          MSW and              Haleyville,   20-year      265        192
1996        Landfill            C&D landfill         Alabama       management
                                                                   contract

(a) This operation was subsequently subcontracted to another party in April 1996, as further discussed in Note 6 to Notes to the Unaudited consolidated Financial Statements.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

            Revenue increased 103% from $2,263,000 to $4,583,000 from the first quarter of 1995 to the corresponding quarter of 1996. The increase in revenue is primarily due to the acquisition of additional management contracts and businesses in addition to increased waste volumes at existing landfills. The quarter ended March 31, 1996 includes revenue generated by four additional management contracts and businesses acquired by the Company since the beginning of March 1995. Although there can be no assurance, the Company anticipates that landfill revenue will continue to increase as the Company continues to implement its strategy of obtaining additional volume at existing sites and obtaining additional facilities.

            Cost of services increased from $1,902,000 to $2,654,000 from quarter to quarter primarily due to the recently acquired management contracts and businesses, partly offset by a decrease in certain post closure cost estimates. As a percentage of revenue, cost of services decreased from 84% to 58% as operating costs are primarily fixed in nature and do not increase proportionately with an increase in revenue.

            General and administrative costs decreased from $816,000 to $767,000 from quarter to quarter. General and administrative costs for the current period have been reduced by a portion of the settlement of the lawsuit with a former director/officer of the Company as discussed in Note 4 to the Unaudited Consolidated Financial Statements. The portion of the settlement which has not been attributable to a reimbursement of expenses has been reflected in other income.

            Interest expense for the first quarter of 1996 was $648,000 compared to the prior year amount of $673,000. Reductions in interest expense resulting from the exchange of debentures for equity in March 1995 were partly offset by interest expense on additional debt incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

            The year ended August 31, 1995 was the first full year of the Company's implementation of its landfill privatization strategy. This program has required, and will require, a significant investment of cash for the initial acquisition of management contracts and businesses, the subsequent upgrade and expansion of the sites and the start-up of operations under the Company's management. Completion of the Company's various debt and equity financings over the past two years has enabled the Company to fund this corporate development and
                                       11

to favorably position the Company's future operations.

            The Company intends to fund its existing cash requirements, including capital projects, for the foreseeable future through cash on hand, cash generated from its existing operations and the completion of additional debt or equity financings. For the first quarter of 1996, the Company has generated positive cash flow from operations of $874,000.

            In April 1996, an offering of $7,945,000 principal amount Tax-Exempt Solid Waste Revenue Bonds and $1,000,000 principal amount Taxable Solid Waste Revenue Bonds was completed in conjunction with the Haleyville Landfill acquisition. In addition to the initial purchase price, proceeds from the financing will be used for (i) construction of new cells, (ii) purchase of equipment, (iii) bonding for closure and post-closure obligations, (iv) debt service and capitalized interest funds, and (v) debt issuance and certain other costs for the Haleyville Landfill, depending upon the approval of certain possible permit applications for vertical expansion and entry into waste disposal contracts.

            Although the Company will continue to seek additional facilities, the Company is aggressively pursuing additional waste streams for its existing facilities. Additional volumes at competitive market prices will substantially enhance the Company's results of operations as a substantial amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase. During the later part of 1995, the Company entered into contracts at several of its sites with large national providers of hauling services which has had a favorable impact on revenue and results of operations since that time. As is customary in the industry, these contracts generally do not guarantee a minimum volume.

            The Company plans to obtain additional landfill management contracts and to acquire additional businesses in the future. As in the past, the Company intends to fund this growth through a combination of its cash on hand, short-term bridge financing, long-term tax-exempt or other debt financing, or by issuing its Common Stock. The Company's recent financing strategy has included the use of short-term financing until long-term, low-interest financing could be arranged. As the Company continues its growth, it will consider all financing alternatives that may become available.

            The Company expects that the operating results of certain of the Company's landfills will be positively impacted in fiscal 1996 and 1997 by recent regulatory approval of the Company's application for vertical expansion, which allows these sites to continue to dispose of waste in existing available areas of the landfill rather than move to fully-lined areas. This will result in the deferral of certain capital expenditures while allowing the Company to utilize existing space which otherwise would be lost.

            The Company made $1.0 million in capital expenditures for the three months ended March 31, 1996 and estimates that it may make up to an additional $8.0 million in capital expenditures through the balance of the year, primarily for landfill expansion and improvements and equipment purchases, depending upon the level of new business obtained by the Company. The Company intends to seek long-term financing for a majority of its capital expenditure requirements. If additional financing should not be available, the Company would restrict its capital expenditures to an amount available for such purposes.

            In the future, the Company will also have material financial obligations relating to closure and post- closure costs for disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure monitoring for an estimated period of up to 30 years after closure will approximate $6.0 million. See Note 4 of the Notes to Unaudited Consolidated Financial Statements included herein for information regarding these obligations.

            The Company has and will be required from time-to-time to obtain financial assurance security for performance, closure and post-closure obligations, a portion of which may be funded with cash deposits or other collateral. The Company has arranged a $20 million performance bond line of credit subject to review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits. The Company has also entered into various compensation and consulting commitments which require
                                       12
significant cash payments for 1996.

FINANCIAL CONDITION AT MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

            Cash and cash equivalents at March 31, 1996 were $1.6 million, representing a break-even cash flow for the quarter ended March 31, 1996.

            Property and equipment, net, increased $1.4 million from December 31, 1995 to March 31, 1996 primarily due to capital expenditures during the quarter for cell development and equipment purchases.

CHANGE IN ACCOUNTING PRINCIPLES

            The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Impairment of Long-Lived Assets" as of January 1, 1996. SFAS No. 121 requires that if a long-lived asset is not expected to generate sufficient cash flow (undiscounted) to recoup its invested cost, then the asset value should be written down to fair value. Fair value is typically defined as the discounted value of the assets expected cash flow. Management has been closely monitoring the results of its crude oil processing operations which have been unprofitable for the past two years. Based upon Management's estimate of undiscounted cash flows, which incorporates certain operational enhancements recently implemented by the Company, Management has concluded that no impairment is presently indicated. However, it is reasonably possible that Management's estimate of undiscounted cash flows could change in the near term if the result of the recent operational enhancements do not meet current expectations, which would result in the need to write-down the assets of the crude oil processing operations to fair value.
                                       13

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            Reference is made to Note 4 to Unaudited Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are included herein:

        27.1      Financial Data Schedule


        (b)  Reports on Form 8-K

        The Company filed a Form 8-K dated February 15, 1996 regarding the decision by the Board of Directors to change the fiscal year of the Company from August 31 to December 31.

        The Company filed a Form 8-K dated April 10, 1996 regarding the acquisition of the assets of Haleyville Sanitary Landfill, Ltd. and the common stock of Peerless Landfill Company.

                                       14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRANSAMERICAN WASTE INDUSTRIES, INC.

                                By:   /S/LANCE C. RUUD
                                      Lance C. Ruud, Senior Vice President and
                                      Chief Financial Officer
May 15, 1996
                                       15