Form 10-Q
period 1996-06-30
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1996-08-14
CIK 876032

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                             314 NORTH POST OAK LANE
                                 HOUSTON, TEXAS
                    (Address of principal executive offices)

                                      77024
                                   (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             OUTSTANDING AT
CLASS OF COMMON STOCK                                        AUGUST 14, 1996
$.001 par value                                               30,472,041

                      TRANSAMERICAN WASTE INDUSTRIES, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.          FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets -
             December 31, 1995 and June 30, 1996.............................  3
         Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 1995 and 1996...............  4
         Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1995 and 1996.........................  5
         Notes to Unaudited Consolidated Financial Statements................  6

     Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................... 12

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 16

     Item 4.    Submission of Matters to a Vote of Security Holders.......... 16

     Item 6. Exhibits and Reports on Form 8-K................................ 16

     Signatures  ............................................................ 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        DECEMBER 31,        JUNE 30,
                                                                                                          1995               1996
                                                                                                        --------           --------
                                                                                                                         (UNAUDITED)
                               ASSETS
CURRENT ASSETS

   Cash and cash equivalents .................................................................          $  1,637           $  1,009
   Restricted cash ...........................................................................               783              1,527
   Accounts receivable, less allowance for doubtful accounts of $186
        and $156, respectively ...............................................................             2,526              2,621
   Other current assets ......................................................................             1,102              1,716
                                                                                                        --------           --------
         TOTAL CURRENT ASSETS ................................................................             6,048              6,873
Restricted cash ..............................................................................             8,931             14,137
Property and equipment, net of accumulated depreciation ......................................            27,100             31,758
COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED, NET OF ACCUMULATED
    AMORTIZATION OF $390 AND $452, RESPECTIVELY ..............................................             2,070              2,009
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $403 AND
 $501, RESPECTIVELY ..........................................................................             2,137              2,618
Long-term contracts in progress, net of allowance for doubtful accounts of
  $149 .......................................................................................               826                826
Other assets, net ............................................................................               314              2,069
                                                                                                        --------           --------
         TOTAL ASSETS ........................................................................          $ 47,426           $ 60,290
                                                                                                        ========           ========


                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable ............................................................................          $  1,694           $  1,820
 Accrued liabilities and other ...............................................................             1,850              2,227
 Current portion of long-term debt ...........................................................             1,726              2,493
 Reserve for closure and post-closure costs ..................................................               307                273
                                                                                                        --------           --------
 TOTAL CURRENT LIABILITIES ...................................................................             5,577              6,813
Long-term debt, less current portion and unamortized discount ................................            30,210             38,994
Reserve for closure and post-closure costs, less current portion .............................             3,569              3,923
Other noncurrent liabilities .................................................................               637              2,083
                                                                                                        --------           --------
 TOTAL LIABILITIES ...........................................................................            39,993             51,813
                                                                                                        --------           --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 29,649,124
 and 30,471,291, shares issued and outstanding, respectively .................................                30                 30
Additional paid-in capital ...................................................................            25,074             25,648
Retained earnings (deficit) ..................................................................           (17,671)           (17,201)
                                                                                                        --------           --------
 TOTAL STOCKHOLDERS' EQUITY ..................................................................             7,433              8,477
                                                                                                        --------           --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................          $ 47,426           $ 60,290
                                                                                                        ========           ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                           1995           1996              1995               1996
                                                                        --------         --------         --------         --------
                                                                               (UNAUDITED)                        (UNAUDITED)
Revenue ........................................................        $  2,781         $  4,769         $  5,044         $  9,351
Expenses:
  Cost of services .............................................           1,883            2,879            3,785            5,532
  Depreciation and amortization ................................             426              562              776            1,116
  General and administrative ...................................             878              946            1,694            1,713
  Cost of completed acquisition ................................            --               --                150             --
  Cost of terminated acquisitions and contracts ................              11             --                226             --
                                                                        --------         --------         --------         --------
    Operating income (loss) ....................................            (417)             382           (1,587)             990
Other income (expense):
  Interest expense .............................................            (473)            (744)          (1,146)          (1,392)
  Exchange offer charge ........................................            --               --             (1,644)            --
 Loss on investment ............................................            (923)            --               (923)            --
 Gain on sale of assets ........................................            --                437             --                437
  Other income, net ............................................              80              187               14              460
                                                                        --------         --------         --------         --------
    Total other expense ........................................          (1,316)            (120)          (3,699)            (495)
                                                                        --------         --------         --------         --------
Income (loss) before income taxes ..............................          (1,733)             262           (5,286)             495
Provision for income taxes .....................................              (5)             (25)             (40)             (25)
                                                                        --------         --------         --------         --------
    Net income (loss) ..........................................        $ (1,738)        $    237         $ (5,326)        $    470
                                                                        ========         ========         ========         ========

Income (loss) per common share .................................        $  (0.07)        $   0.01         $  (0.25)        $   0.02
                                                                        ========         ========         ========         ========

Weighted average common equivalent shares
  outstanding ..................................................          25,833           31,587           21,422           31,118
                                                                        ========         ========         ========         ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                                              1995           1996
                                                                                                          -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                              (UNAUDITED)
    Net income (loss) ..........................................................................          $(5,326)          $   470
    Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
        Depreciation and amortization ..........................................................              776             1,116
        Amortization of debt discount and deferred financing costs .............................              195               180
        Closure and post-closure costs .........................................................              226              (113)
        Cost of completed acquisition ..........................................................              150              --
        Gain on sale of assets .................................................................             --                (437)
        Loss on investment .....................................................................              923              --
         Cost of terminated acquisitions and contracts .........................................              226              --
         Exchange offer charge .................................................................            1,644              --
        Changes in assets and liabilities:
          Accounts receivable ..................................................................             (553)              (95)
          Other current assets .................................................................              203               369
          Accounts payable and accrued liabilities .............................................              509               122
          Change in long-term contracts in progress ............................................              258              --
          Other, net ...........................................................................              231               (99)
                                                                                                          -------           -------
                                                                                                              648               297
                                                                                                          -------           --------
                     Net cash provided (used) by operating activities ..........................             (538)            1,513
                                                                                                          -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of completed management contracts and acquisition .....................................           (1,431)           (1,603)
    Costs incurred on possible acquisitions ....................................................             (248)              (89)
    Purchases of property and equipment ........................................................           (3,193)           (2,168)
    Proceeds from sale of assets ...............................................................              278               236
    Other ......................................................................................               40                30
                                                                                                          -------           -------
             Net cash used by investing activities .............................................           (4,554)           (3,594)
                                                                                                          -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt .........................................................................            1,550             8,527
    Payments of debt ...........................................................................             (608)             (820)
    Proceeds from issuance of stock ............................................................            2,500                74
    Stock issuance costs .......................................................................             (280)             --
    Deferred financing costs and other .........................................................             (125)             (378)
    Increase in  restricted cash ...............................................................             (200)           (8,781)
    Use of restricted cash .....................................................................            2,425             2,831
                                                                                                          -------           -------
             Net cash provided by financing activities .........................................            5,262             1,453
                                                                                                          -------           -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................................              170              (628)
CASH AND CASH EQUIVALENTS:
    Beginning of period ........................................................................            1,499             1,637
                                                                                                          -------           -------
    End of period ..............................................................................          $ 1,669           $ 1,009
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


2.       PROPOSED MERGER WITH WASTE INDUSTRIES, INC.

         On July 18, 1996, the Company signed a letter of intent to merge with Waste Industries, Inc. ("Waste Industries"). Waste Industries, headquartered in Raleigh, North Carolina, specializes in the collection, recycling and transportation of commercial, residential, and industrial solid waste. Waste Industries operates 20 locations and 12 transfer stations, serving North Carolina, South Carolina, Virginia and Tennessee.

        Pursuant to the letter of intent, Waste Industries and the Company will combine in a transaction that will result in the shareholders of Waste Industries controlling approximately 75% of the common stock of the resulting entity. The structure of the proposed combination is still subject to negotiation by the parties. The chairman and chief executive officer of the combined entity will be Lonnie C. Poole, Jr., who currently holds those positions with Waste Industries. Tom J. Fatjo, Jr., currently chairman and chief executive officer of the Company, will be vice chairman. For accounting purposes, the transaction will be treated as a reverse acquisition.

         The Board of Directors of TransAmerican may respond to and accept unsolicited offers to the extent required to discharge their fiduciary obligations, however, the Company has agreed to pay Waste Industries a $2 million termination fee in the event another transaction is consummated. The transaction is subject to satisfactory due diligence, the negotiation of a definitive agreement, and board of directors, regulatory and shareholder approval, among other customary conditions.

         According to financial information provided by Waste Industries, its revenues were approximately $90 million for the year ended December 31, 1995 and $45 million for the six months ended June 30, 1996. Pro forma financial information has not yet been completed, but will be released in connection with the circulation of the proxy statement to the Company's shareholders relating to the proposed combination.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.       ADOPTION OF NEW ACCOUNTING PRINCIPLE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. SFAS No. 121 requires that if a long-lived asset is not expected to generate sufficient cash flow (undiscounted) to recoup its invested cost, then the asset value should be written down to fair value. Fair value is typically defined as the discounted value of the assets expected cash flow. There was no impact on the Company's Consolidated Financial Statements as a result of the adoption of this new accounting principle. However, see discussion of crude oil processing and disposal operations in Note 7.


4.       ACQUISITIONS

         HALEYVILLE LANDFILL. On April 10, 1996, the Company completed the acquisition of the assets of Haleyville Sanitary Landfill, Ltd. ("HSLL") and the common stock of Peerless Landfill Company ("Peerless"). HSLL and Peerless managed and held the permits for the Haleyville Landfill (the "Landfill") which consists of approximately 114 acres located approximately 80 miles northwest of Birmingham, Alabama. The Company will manage the Landfill, which is owned by the Solid Waste Disposal Authority for the City of Haleyville (the "Authority") under a 20-year management agreement. The Landfill is permitted to accept 1,500 tons per day of municipal solid waste in addition to certain types of non-hazardous industrial waste. The landfill site includes an active 11 acre construction and demolition landfill which currently accepts approximately 150 tons per day of inert material. Before municipal solid waste can be accepted at the site, the Company will be required to construct a new cell complying with Subtitle D of the Resource Conservation and Recovery Act of 1976. During the next several months the Company will seek to arrange for waste disposal contracts to provide the volume of waste required to support its anticipated level of operations at this facility. There can be no assurances that such contracts will be obtained.

         The purchase price for the acquisition included (i) $1,500,000 cash at closing, (ii) a royalty of 2.5% of the site's revenue during 1999 and 2000 increasing to 5% of revenue thereafter, and (iii) an earnout of up to 1,166,667 shares of common stock of the Company issuable once the Landfill reaches certain volumes of waste per day, subject to adjustment in cash or stock in 1999 if the value of the shares of common stock issued by the Company does not achieve a certain minimum value target. The Company has financed the acquisition and development of this project with Solid Waste Revenue Bonds ("Bonds") consisting of $7,945,000, 20-year, 8.5% tax-exempt bonds, and $1,000,000, 5-year, 11.5%
taxable bonds. Proceeds from the financing have been used for the initial purchase price, the establishment of debt service and capitalized interest funds, and debt issuance and other costs for the Haleyville Landfill. Depending upon entering into waste disposal contracts, the proceeds will also be used for construction of the new cells, purchase of equipment, purchases of the adjoining properties for which the Company has an option, and bonding for closure and post-closure obligations. The Bonds are secured by a pledge of revenue derived from the Landfill and, until certain criteria are met by the Landfill, by the management fee income from the Company-managed Chastang landfill.

         CENTRAL LANDFILL. The Company completed the acquisition of the Central Landfill in May 1996. Pursuant to an interim agreement, the Company operated the facility and provided construction and improvement capital as well as landfill development expertise since March 1995. Operations under the interim agreement were included in the Consolidated Statements of Operations beginning March 31, 1995. Consideration for the landfill included $50,000 cash and 333,000 shares of restricted common stock of the Company (valued at $325,000). If certain revenue targets are obtained and an expansion permit is received, the Company will pay additional consideration over the next two years valued at $1.7 million, payable in cash and restricted common stock of the Company.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.       SALE OF SABINE COMMERCIAL COLLECTION OPERATIONS

         In April 1996, the Company sold its commercial collection operations in Sabine Parish for $909,000, consisting of cash, the retirement of certain liabilities and a promissory note for $437,000. The promissory note bears interest at 8% per annum and is payable in monthly installments beginning in May 1996 and continuing through April 1, 2004. The Company recognized a gain on sale of assets of $437,000.

         The Company and the purchaser of the commercial collection operations (the "Purchaser") entered into a subcontract ("Subcontract") for the residential collection contract with the Sabine Parish Police Jury. Under the terms of the Subcontract, the Company will retain all requirements specified in its contract with the Sabine Parish Police Jury with regard to performance bonds and insurance.

         The Company has also entered into agreements with the Purchaser to sell a portion of the airspace at the Sabine Parish Landfill and to sell a portion of the airspace at the LaSalle-Grant Landfill, including transfer service from the Company's transfer station in Alexandria, Louisiana. Revenue has been deferred and will be recognized as the airspace is utilized. As consideration for these agreements, the Company received a promissory note for $240,000 bearing interest at 8% per annum payable in monthly installments through April 2004, and a promissory note for $1,595,000 bearing interest at 8% per annum payable in monthly installments through April 2001, respectively. The notes, including the note received from the sale of the commercial collection operations discussed above, are partially secured by certain assets of the Purchaser.

         At the option of the Purchaser, the Company may be required to purchase the assets of the Purchaser used in its Louisiana operations, excluding the commercial collection operations in Sabine Parish recently sold as noted above, for $2,600,000, provided that a certain minimum level of revenue is generated by such operations for the year ended January 31, 1999.


6.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") have been computed based on the weighted average number of common equivalent shares outstanding during the applicable periods. For the three and six months ended June 30, 1995 common equivalent shares ("Shares"), including stock options and warrants, did not impact net loss per share as they were anti-dilutive.

         The convertible subordinated debentures ("Debentures") are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For the three and six months ended June 30, 1995 and 1996, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation and is excluded from the presentation herein.

         The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                        Three months             Six months
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                      1995        1996        1995        1996
Common shares outstanding,
   end of period...............      26,706      30,471      26,706      30,471
Effect of shares
 issued during the period using
 weighted average common shares.       (873)       (147)     (5,284)       (398)
Effect of shares issuable for
 stock options and warrants
 based on the treasury stock
 method........................         ---       1,263         ---       1,045
                                    -------     -------     -------     -------
Common shares used in computing
 earnings per share........          25,833      31,587      21,422      31,118
                                    =======     =======     =======     =======
                                       8

7.      COMMITMENTS AND CONTINGENCIES

        ENVIRONMENTAL MATTERS AND REGULATION. The Company is subject to numerous rules and regulations at the federal, state and local levels. The Company has not experienced any significant regulatory problems in the past and believes that it is in substantial compliance with all applicable rules and regulations. The Company cannot predict what laws or regulations might exist in the future, and no assurance can be given that future changes in the law will not have an adverse impact on the Company's operations. The Company's business generally requires certain operating permits in order to conduct its operations. The Company believes it is in material compliance with all of its operating permits. In recent years, environmental groups and others have pressured applicable regulatory authorities and have instituted judicial proceedings, to overturn or block the grant of certain operating permits, or to impose restrictions on disposal practices. For a description of litigation involving permits relating to the Chilton County landfill see "Litigation" below. The Company does not carry insurance coverage for environmental liability related to its waste disposal operations. In the event uninsured losses occur, the Company's financial condition and results of operations could be adversely affected.

        CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6.0 million. At June 30, 1996, the Company had accrued approximately $4.2 million for such estimated costs based on airspace utilized to date. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

        FINANCIAL ASSURANCE OBLIGATIONS. From time to time, the Company may be required to provide performance bonds or bank letters-of-credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At June 30, 1996, the Company has provided performance bonds totaling $9.0 million and letters-of-credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to review of each contract bonded and certain other conditions. In certain cases, the Company may be required to provide cash deposits.

        SETTLEMENT WITH LOWELL HARRELSON. In August 1995, Lowell L. Harrelson entered into a consulting agreement with the Company to provide solid waste acquisition and development opportunities to the Company, and contemporaneously resigned as an officer and director of the Company. In December 1995, the Company filed a lawsuit against Mr. Harrelson for, among other things, failing to fully and faithfully execute his duties as an officer and director of the Company and discontinued making the consulting payments. Mr. Harrelson filed counterclaims against the Company for breach of contract and fraud claiming unspecified damages. In February 1996, a settlement was reached between the Company and Mr. Harrelson whereby both parties released all claims and the consulting agreement was deemed terminated effective November 30, 1995. Under the terms of the agreement, the Company received $275,000. Additionally, all of Mr. Harrelson's vested options were exercised and all outstanding warrants and unvested stock options were canceled.

        LITIGATION. McGinnes Industrial Maintenance Corporation ("MIMC"), a wholly owned subsidiary of the Company, has been named as one of approximately 40 co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV0211, filed in the District Court of Galveston County, Texas, 10th Judicial District. The suit consolidated four separate proceedings filed by seventy-four persons currently or formerly residing on real property situated approximately five miles or more from the Company's former wastewater sludge treatment

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

facility located in Galveston County, Texas, and names as defendants, in addition to MIMC, a former director and principal stockholder of the Company (now deceased), and approximately 40 industrial companies and cities located along or near the Houston Ship Channel. The suit alleges personal injury and property damages resulting from alleged releases of hazardous and toxic substances from the Company's former wastewater sludge treatment facility. In September 1994, seventeen of the original plaintiffs were dismissed with prejudice from the litigation. The Company, as well as the other defendants, reached an out-of-court settlement with the majority of the remaining plaintiffs. The Company's contribution toward settlement of the consolidated lawsuit was approximately $30,000. In March 1994, nine additional plaintiffs filed a petition in intervention in Cause No. 93-CV0211. In October 1995, the plaintiffintervenors amended their petition to delete a number of allegations and causes of actions against defendants. Although there can be no assurance as to the outcome of any lawsuit, the Company believes that the claims made by plaintiff-intervenors in this suit are without merit and that the exposure of the Company in such litigation is minimal. The Company has been advised by its outside counsel, Ford & Ferraro, L.L.P., to such effect. The Company is vigorously defending these actions.

        In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission ("Commission") and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to 1) the transfer of the Chilton County Landfill from the County to the Company and 2) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. On January 11, 1996, the Circuit Court of Chilton County, Alabama entered a final order granting in part and denying in part each parties' motion for summary judgment. The transfer of the landfill to the Company was upheld. However, the claims for which plaintiffs were granted summary judgment relate to certain permit modifications that increased the allowable daily volume and expanded the permissible service area of the facility. The Company has appealed that portion of the order granting partial summary judgment to the plaintiffs. The appeal has been fully briefed and is pending before the Alabama Supreme Court. On January 12, 1996, the Circuit Court of Chilton County, Alabama granted a stay of its order pending appeal, but as a condition of granting the stay imposed a daily volume limit which is less than the amount reflected on the Company's permit, as modified. Although there can be no assurance as to the outcome of any litigation, the Company believes the claims brought by the citizens are without merit and will vigorously pursue its appeal. The Commission has also recently initiated another approval process for the modifications to the permits following the statutorily mandated procedures. If the Company is unsuccessful in its appeal, or the Company is unable to obtain the recently initiated permit modification reflecting a higher allowable daily volume, it would limit the landfill's volume to the original permitted amount, thereby reducing volume and revenue below the current level generated under the court's stay.

        In addition to the foregoing, the Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

        CRUDE OIL PROCESSING AND DISPOSAL OPERATIONS. Management has been closely monitoring the results of its crude oil processing and disposal operations which have been unprofitable for the past two years. Based upon management's estimate of undiscounted cash flows, which incorporates certain operational enhancements recently implemented by the Company, management has concluded that no impairment is presently indicated. However, it is reasonably possible that management's estimate of undiscounted cash flows could change in the near term if the result of the recent operational enhancements do not meet current expectations, which would result in the need to write-down the assets of the crude oil processing and disposal operations to fair value.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.      DEVELOPMENT SERVICES AGREEMENT

        In March 1996, the Company entered into a Development Services Agreement with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD will provide the Company with certain development services related to locating landfill facilities. The agreement has a five-year term and may be terminated by either party upon 90 days prior notice. In consideration for these services, ECD received warrants to purchase two million shares of common stock at $1.50 per share. The warrants vest fully on March 1, 2001 as long as ECD is providing services to the Company on that date, however, the vesting accelerates one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. The fair value of the warrants is being amortized over the term of the agreement. ECD is also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. This additional compensation consists of (i) 50,000 shares of common stock of the Company, subject to adjustment under certain conditions, (ii) a warrant to purchase 100,000 shares of common stock of the Company at the market price on the trading day immediately preceding the transaction date, and (iii) $250,000 cash upon the closing of the financing for the facility or twelve months following the closing, whichever is sooner.

9.      SUBSEQUENT EVENT

         In August 1996, the Company issued a promissory note, bearing interest at 12% per annum, to an investment limited partnership in exchange for $1,500,000. The promissory note matures on February 8, 1997 and is payable in twelve equal monthly installments beginning thirty days following the maturity date, unless the Company completes certain other debt or equity financing at which time the outstanding balance becomes due. The Company also issued warrants entitling the holder to purchase an aggregate of 275,000 shares of the Company's common stock for $2.16 per share. The warrents expire on August 9, 1999. Proceeds from the financing, which is secured by certain receivables, will be used for general corporate purposes.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        TransAmerican Waste Industries, Inc. (the "Company") is engaged in the processing and disposal of nonhazardous industrial and municipal solid waste. The Company has expanded its operations primarily by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses. The Company believes that recent trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

        The following table summarizes the Company's management contracts and acquisitions completed during the years ended August 31, 1994 and 1995 and through August 14, 1996:

                                                                       Type of         Total    Permitted
   DATE      Name of Business  Type of Business      Location        TRANSACTION       ACRES     ACREAGE
- - - -------     -----------------  --------------------- ---------   ------------------    ------    --------
October     Chastang Landfill  Municipal solid waste  Mobile,     20-year management     467         80
1993                           ("MSW") and industrial Alabama     contract
                               waste landfill

April 1994  Sabine Parish      MSW landfill           Many,       25-year management     107         71
            Landfill                                  Louisiana   contract

April 1994  Sabine Parish      MSW collection         Many,       10-year hauling        ---        ---
            Hauling (a)                               Louisiana   contract

May         Chilton County     MSW landfill           Thorsby,    Purchase               97          97
1994        Landfill                                  Alabama

September   LaSalle-Grant      MSW landfill           Jena,       25-year management     39          39
1994        Parish Landfill                           Louisiana   contract

February    Central Landfill   MSW landfill           Carriere,   Purchase               20          20
1995                                                  Mississippi

April 1995  Mobile C&D         Construction and       Mobile,     2-year management      142         25
            Landfill           demolition ("C&D")     Alabama     contract with
                               landfill                          purchase option

June        TransWaste, Inc.   Transfer station,      Alexandria, Purchase               20          20
1995                           materials recovery     Louisiana
                               facility and hauling
                               operation

June        Hancock County     MSW landfill           Hancock     20-year management     96          96
1995        Landfill                                  County,     contract
                                                      Mississippi

July        Union County       MSW landfill           Knoxville,  20-year management     90          55
1995        Landfill                                  Tennessee   contract

April       Haleyville         MSW and                Haleyville, 20-year management
1996        Landfill           C&D landfill           Alabama     contract               265        192

(a) This operation was subsequently subcontracted to another party in April 1996, as further discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements.

        As discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements, on July 18, 1996, the Company signed a letter of intent to merge with Waste Industries, Inc. ("Waste Industries"), pursuant to which the shareholders of Waste Industries would control approximately 75% of the common stock of the resulting entity. The structure of the proposed combination is still subject to negotiation by the parties. Waste Industries, headquartered in Raleigh, North Carolina, specializes in the collection, recycling and transportation of commercial, residential, and industrial solid waste. Waste Industries operates 20 locations and 12 transfer stations, serving North Carolina, South Carolina, Virginia and Tennessee. Upon consummation of the proposed transaction, the operations and liquidity of the Company will be materially impacted.

         The Board of Directors of TransAmerican may respond to and accept unsolicited offers to the extent required to discharge their fiduciary obligations, however, the Company has agreed to pay Waste Industries a $2 million termination fee in the event another transaction is consummated. The transaction is subject to satisfactory due diligence, the negotiation of a definitive agreement, and board of directors, regulatory and shareholder approval, among other customary conditions.

RESULTS OF OPERATIONS

        Revenue for the three months ended June 30, 1996 was $4,769,000 compared to $2,781,000 for the three months ended June 30, 1995, representing an increase of 71%. Revenue for the six months ended June 30, 1996 was $9,351,000, representing an increase of 85% compared to revenue of $5,044,000 for the six months ended June 30, 1995. The increase in revenue is primarily due to the acquisition of additional management contracts and businesses since the beginning of 1995 in addition to increased waste volumes at existing landfills. Although there can be no assurance, the Company anticipates that landfill revenue will continue to increase as the Company continues to implement its strategy of obtaining additional volume at existing sites and obtaining additional facilities.

        Cost of services increased from $1,883,000 for the second quarter of 1995 to $2,879,000 for the second quarter of 1996. The increase is primarily due to the recently acquired management contracts and businesses. As a percentage of revenue, cost of services for the second quarter decreased from 68% in 1995 to 60% in 1996 as operating costs are primarily fixed in nature and do not increase proportionately with an increase in revenue. Yearto-date cost of services increased from $3,785,000 for 1995 to $5,532,000 for 1996. As a percentage of revenue, year-to-date cost of services decreased from 75% to 59%. The increase in year-to-date cost of services attributable to the additional management contracts and businesses was partially offset by a decrease in certain post closure cost estimates.

        For the three months ended June 30, 1996, general and administrative costs were $946,000 compared to $878,000 for the corresponding period of the prior year. General and administrative costs for the six months ended June 30, 1996 were $1,713,000 compared to $1,694,000 for the six months ended June 30, 1995. The increase in general and administrative costs is primarily due to increased corporate personnel and administrative expense necessary to expand and manage the Company. The increase in general and administrative costs for the six months ended June 30, 1996 was partially offset by a portion of the settlement of the lawsuit with a former director/officer of the Company as discussed in
Note 7 of Notes to Unaudited Consolidated Financial Statements. The portion of the settlement which has not been attributable to a reimbursement of expenses has been reflected in other income.


        Interest expense for the second quarter of 1996 was $744,000 compared to the prior year amount of $473,000. The increase in interest expense is primarily due to additional debt incurred by the Company in connection with the acquisition of additional landfills and management contracts. Year-to-date interest expense for 1996 was $1,392,000 compared to the prior year amount of $1,146,000. The increase in year-to-date interest expense attributable to additional debt was partially offset by a reduction resulting from the exchange of Debentures for equity in March 1995.

        As discussed in Note 5, the Company sold its commercial collection operations in Sabine Parish resulting in a gain on sale of assets of $437,000 during the second quarter of 1996.

        Other income increased for the second quarter from $80,000 for 1995 to $187,000 for 1996. For the six months ended June 30, 1996 compared to 1995, other income increased from $14,000 to $460,000. The increase is primarily due to interest income on additional restricted cash balances. The six months ended June 30, 1996 also includes a portion of the settlement of the lawsuit with the former director/officer of the Company discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's strategy for growth has been the privatization or acquisition of municipal solid waste landfills. This privatization has required, and will require, a significant investment of cash for the initial acquisition of management contracts and businesses, the subsequent upgrade and expansion of the sites and the start-up of operations under the Company's management. Completion of the Company's various debt and equity financings over the past two years has enabled the Company to fund this corporate development and to favorably position the Company's future operations.

         The Company intends to fund its existing cash requirements, including capital projects, for the foreseeable future through cash on hand, cash generated from its existing operations and the completion of additional debt or equity financings. If additional debt or equity were not available in the future, it could have an adverse effect on the Company's liquidity.

        In April 1996, an offering was completed of $7,945,000 principal amount Tax-Exempt Solid Waste Revenue Bonds and $1,000,000 principal amount Taxable Solid Waste Revenue Bond in conjunction with the Haleyville Landfill acquisition. In addition to the initial purchase price, proceeds from the financing will be used for (i) construction of new cells, (ii) purchase of equipment and the purchase of the adjoining properties for which the Company has an option, (iii) bonding for closure and post-closure obligations, (iv) debt service and capitalized interest funds, and (v) debt issuance and certain other costs for the Haleyville Landfill, depending upon the entry into waste disposal contracts.

        Although the Company will continue to seek additional facilities, the Company is aggressively pursuing additional waste streams for its existing facilities. Additional volumes at competitive market prices will enhance the Company's results of operations as a substantial amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase. During the latter part of 1995, the Company entered into contracts at several of its sites with large national providers of hauling services which has had a favorable impact on revenue and results of operations since that time. As is customary in the industry, these contracts generally do not guarantee a minimum volume.

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

        In August 1996, the Company issued a promissory note, bearing interest at 12% per annum, to an investment limited partnership in exchange for $1,500,000. The promissory note matures on February 8, 1997 and is payable in twelve equal monthly installments beginning thirty days following the maturity date, unless the Company completes certain other debt or equity financing at which time the outstanding balance becomes due. Proceeds from the financing, which is secured by certain receivables, will be used for general corporate purposes.

        The Company expects that the operating results of certain of the Company's landfills will be positively impacted for the balance of fiscal 1996 and 1997 by recent regulatory approval of the Company's application for vertical expansion, which allows these sites to continue to dispose of waste in existing available areas of the landfill rather than move to fully-lined areas. This will result in the deferral of certain capital expenditures while allowing the Company to utilize existing space which otherwise would be lost.

        The Company made $2.2 million in capital expenditures for the six months ended June 30, 1996 and estimates that it may make up to an additional $4.0 million in capital expenditures through the balance of the year, primarily for landfill expansion and improvements and equipment purchases, depending upon the level of new business obtained by the Company. The Company intends to seek long-term financing for a majority of its capital expenditure requirements. If additional financing should not be available, the Company would restrict its capital expenditures to an amount available for such purposes.

        In the future, the Company will also have material financial obligations relating to closure and post-closure costs for disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure monitoring for an estimated period of up to 30 years after closure will approximate $6.0 million. See Note 7 of the Notes to Unaudited Consolidated Financial Statements included herein for information regarding these obligations.

        The Company has and will be required from time-to-time to obtain financial assurance security for performance, closure and post-closure obligations, a portion of which may be funded with cash deposits or other collateral. The Company has arranged a $20 million performance bond line of credit subject to review of each contract bonded and certain other conditions. In certain cases, the Company may be required to provide cash deposits. The Company has also entered into various compensation and consulting commitments which require significant cash payments for 1996.


FINANCIAL CONDITION AT JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

        Cash and cash equivalents were $1,637,000 at December 31, 1995 and $1,009,000 at June 30, 1996, representing a decrease for the six months ended June 30, 1996 of $628,000. The decrease was primarily due to capital expenditures during the period for cell development.

        Current and non-current restricted cash in the aggregate increased from $9,714,000 at December 31, 1995 to $15,664,000 at June 30, 1996, primarily due to the proceeds from the issuance of Solid Waste Revenue Bonds in conjunction with the Haleyville Landfill acquisition.

        Property and equipment, net, increased $4.7 million from December 31, 1995 to June 30, 1996 primarily due to the completion of the acquisition of the Central and Haleyville landfills in addition to capital expenditures during the period for cell development and equipment purchases.

        Other noncurrent assets, net at June 30, 1996 were $2,069,000 compared to $314,000 at December 31, 1995. The increase is primarily attributable to the promissory notes received in conjunction with the sale of the commercial collection operations in Sabine Parish and the sale of a portion of the airspace at the Sabine Parish and LaSalle-Grant landfills, as further discussed in Note 5.

        Accrued liabilities and other increased from $1,850,000 to $2,227,000, and other noncurrent liabilities increased from $637,000 to $2,083,000, from December 31, 1995 to June 30, 1996, respectively. The increases are primarily attributable to the deferred revenue related to the sale of the portion of the airspace at the Sabine Parish and LaSalle-Grant landfills, as further discussed in Note 5.

        The increase in aggregate current and long-term debt from $31,936,000 at December 31, 1996 to $41,487,000 at June 30, 1996, is primarily due to the offering of $8,945,000 Solid Waste Revenue Bonds completed in conjunction with the Haleyville Landfill acquisition.


ADOPTION OF NEW ACCOUNTING PRINCIPLE

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. SFAS No. 121 requires that if a long-lived asset is not expected to generate sufficient cash flow (undiscounted) to recoup its invested cost, then the asset value should be written down to fair value. Fair value is typically defined as the discounted value of the assets expected cash flow. Management has been closely monitoring the results of its crude oil processing and disposal operations which have been unprofitable for the past two years. Based upon management's estimate of undiscounted cash flows, which incorporates certain operational enhancements recently implemented by the Company, management has concluded that no impairment is presently indicated. However, it is reasonably possible that management's estimate of undiscounted cash flows could change in the near term if the result of the recent operational enhancements do not meet current expectations, which would result in the need to write-down the assets of the crude oil processing and disposal operations to fair value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Reference is made to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders was held on June 25, 1996. Directors of the Company elected to serve for the ensuing year were Tom J. Fatjo, Jr., Lance C. Ruud, Thomas E. Noel, R. Brian Fifer, John V. Singleton, Jr., Ed L. Romero, Preston Moore, Jr., Ben F. Barnes, and William B. Blount.

     The proposal to increase the aggregate number of authorized shares of common shares of the Company from 50,000,000 shares to 100,000,000 shares was approved with 25,035,310 votes cast for, 284,441 votes against, and 129,057 votes abstained.

     The proposal to amend the 1990 Stock Incentive Plan was approved with 23,543,034 votes cast for, 1,740,542 votes against or withheld, and 165,232 votes abstained.

     The proposal to approve the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1996 fiscal year was approved with 25,345,841 votes cast for, 14,310 votes against or withheld, and 88,657 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are included herein:

        27.1      Financial Data Schedule


        (b)  Reports on Form 8-K

        None


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

August 14, 1996