Form 10-Q
period 1996-09-30
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1996-11-14
CIK 876032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                            Outstanding at
          Class of Common Stock            November 14, 1996
          ---------------------            -----------------
            $.001 par value                    30,473,041

================================================================================

                      TRANSAMERICAN WASTE INDUSTRIES, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets -
                     December 31, 1995 and September 30, 1996 ..............  3
               Consolidated Statements of Operations -
                     Three and Nine Months Ended September 30, 1995 and 1996  4
               Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1995 and 1996 .........  5
               Notes to Unaudited Consolidated Financial Statements ........  6

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations ...................... 12

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings ........................................... 17

       Item 2. Changes in Securities ....................................... 17

       Item 6. Exhibits and Reports on Form 8-K ............................ 17

       Signatures .......................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          DECEMBER 31, SEPTEMBER 30,
                                                             1995          1996
                                                           --------      --------
                                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ...........................  $  1,532      $  2,038
    Restricted cash .....................................       783         1,702
    Accounts receivable, less allowance for doubtful
        accounts of $143 and $203, respectively .........     2,271         2,545
    Other current assets ................................       904         1,238
                                                           --------      --------
              TOTAL CURRENT ASSETS ......................     5,490         7,523
Restricted cash .........................................     8,931        13,923
Property and equipment, net of accumulated depreciation .    20,927        26,584
Deferred financing costs, net of accumulated amortization
    of $403 and $549, respectively ......................     2,101         2,538
Net noncurrent assets transferred under
    contractual arrangements ............................     7,520         6,783
Other assets, net .......................................     1,102         2,497
                                                           --------      --------
              TOTAL ASSETS ..............................  $ 46,071      $ 59,848
                                                           ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ....................................  $  1,229      $  1,003
    Accrued liabilities and other .......................     1,789         2,566
    Current portion of long-term debt ...................     1,426         3,054
    Net current liabilities transferred under
        contractual arrangements ........................       268          --
    Reserve for closure and post-closure costs,
        less current portion ............................       307           273
                                                           --------      --------
    TOTAL CURRENT LIABILITIES ...........................     5,019         6,896
Long-term debt, less current portion and
    unamortized discount ................................    29,603        38,843
Reserve for closure and post-closure costs,
    less current portion ................................     3,569         4,013
Other noncurrent liabilities ............................       447         1,818
                                                           --------      --------
   TOTAL LIABILITIES ....................................    38,638        51,570
                                                           --------      --------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 100,000,000 shares
   authorized; 29,649,124 and 30,473,041, shares
   issued and outstanding, respectively .................        30            30
Additional paid-in capital ..............................    25,074        25,724
Retained earnings (deficit) .............................   (17,671)      (17,476)
                                                           --------      --------
  TOTAL STOCKHOLDERS' EQUITY ............................     7,433         8,278
                                                           --------      --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............  $ 46,071      $ 59,848
                                                           ========      ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------         -------------------------
                                                                     1995             1996             1995             1996
                                                                   --------         --------         --------         --------
                                                                          (Unaudited)                       (Unaudited)
Revenue ....................................................       $  2,505         $  4,085         $  5,997         $ 12,074

Expenses:
   Cost of services ........................................          1,426            2,284            3,740            6,369
   Depreciation and amortization ...........................            371              398              859            1,206
   General and administrative ..............................            768              782            2,462            2,495
   Cost of completed acquisition ...........................            150             --                300             --
   Cost of terminated acquisitions and contracts ...........              7             --                233             --
                                                                   --------         --------         --------         --------

      Operating income (loss) ..............................           (217)             621           (1,597)           2,004

Other income (expense):
   Interest expense ........................................           (552)            (800)          (1,650)          (2,155)
   Exchange offer charge ...................................           --               --             (1,644)            --
   Loss on investment ......................................            360             --               (563)            --
   Gain on sale of assets ..................................           --               --               --                437
   Interest and other income, net ..........................            201              195              223              636
                                                                   --------         --------         --------         --------

      Total other income (expense) .........................              9             (605)          (3,634)          (1,082)
                                                                   --------         --------         --------         --------

Solid waste income  (loss) before income taxes .............           (208)              16           (5,231)             922

Income tax benefit (expense) ...............................            573              (12)             508              (37)

Loss from oil recovery and disposal operations .............            (98)            (279)            (336)            (690)
                                                                   --------         --------         --------         --------
      Net income (loss) ....................................       $    267         $   (275)        $ (5,059)        $    195
                                                                   ========         ========         ========         ========

Income (loss) per common share .............................       $   0.01         $  (0.01)        $  (0.21)        $   0.01
                                                                   ========         ========         ========         ========

Weighted average common equivalent shares
    outstanding ............................................         28,008           30,472           23,633           31,413
                                                                   ========         ========         ========         ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------    --------
                                                                        (Unaudited)
Cash flows from operating activities:
      Net income (loss) ........................................   $(5,059)   $    195
      Adjustments to reconcile net income (loss) to
         net cash provided (used) by operating activities:
            Depreciation and amortization ......................       859       1,206
            Amortization of debt discount and deferred
                 financing costs ...............................       259         283
            Closure and post-closure costs .....................       203         (24)
            Cost of completed acquisition ......................       300        --
            Gain on sale of assets .............................      --          (437)
            Loss on investment .................................       563        --
            Loss from oil recovery and disposal operations .....       336         690
            Cost of terminated acquisitions and contracts ......       233        --
            Exchange offer charge ..............................     1,644        --
            Changes in assets and liabilities:
                 Accounts receivable ...........................      (848)        162
                 Other current assets ..........................        68         145
                 Accounts payable and accrued liabilities ......       611         143
                 Change in long-term contracts in progress .....       228        --
                 Other, net ....................................        77         (17)
                                                                   -------    --------
                                                                     4,533       2,151
                                                                   -------    --------

                     Net cash provided (used) by
                         operating activities ..................      (526)      2,346
                                                                   -------    --------
Cash flows from investing activities:
      Cost of completed management contracts and acquisition ...    (1,825)     (1,603)
      Costs incurred on possible acquisitions ..................      (549)       (199)
      Purchases of property and equipment ......................    (4,898)     (3,099)
      Proceeds from sale of assets .............................       644         649
      Payments to oil recovery and disposal operations .........      (199)       (221)
      Other ....................................................      --            (6)
                                                                   -------    --------
                     Net cash used by investing
                         activities ............................    (6,827)     (4,479)
                                                                   -------    --------
Cash flows from financing activities:
      Proceeds from debt .......................................     4,285      10,027
      Payments of debt .........................................      (880)     (1,175)
      Proceeds from issuance of stock ..........................     2,519          75
      Stock issuance costs .....................................      (298)       --
      Deferred financing costs and other .......................      (489)       (378)
      Increase in  restricted cash .............................      (499)     (9,370)
      Use of restricted cash ...................................     2,604       3,460
                                                                   -------    --------
                     Net cash provided by financing
                         activities ............................     7,242       2,639
                                                                   -------    --------
Increase (decrease) in cash and cash equivalents ...............      (111)        506
Cash and cash equivalents:
      Beginning of period ......................................     1,436       1,532
                                                                   -------    --------
      End of period ............................................   $ 1,325    $  2,038
                                                                   =======    ========

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

               In February 1996, the Company changed its fiscal year end from August 31 to December 31 and accordingly filed a Transition Report on Form 10-K for the four month period ended December 31, 1995. The comparative unaudited interim financial statements for 1995 included in this Form 10-Q have been recast to conform to the change in fiscal year, and therefore represent a quarterly period that has not been previously presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Transition Report on Form 10-K for the four month period ended December 31, 1995.

               As further discussed in Note 3, the Company has sold its oil recovery and disposal operations under contractual arrangements to two separate parties. The Consolidated Financial Statements therefore present the oil recovery and disposal operations as an equity investment to reflect the relinquishment of management and legal control over these businesses. Certain prior period amounts have been reclassified to conform to the current presentation.

2.             TERMINATION OF PROPOSED MERGER WITH WASTE INDUSTRIES, INC.

               On July 18, 1996, the Company signed a letter of intent to merge with Waste Industries, Inc. ("Waste Industries"), pursuant to which the Company and Waste Industries would have combined in a transaction that would have resulted in the shareholders of Waste Industries controlling approximately 75% of the common stock of the resulting entity. In September 1996, the Company and Waste Industries mutually agreed to terminate the letter of intent.

3.             TRANSFER OF ASSETS UNDER CONTRACTUAL ARRANGEMENTS

               On September 30, 1996, the Company entered into two agreements to sell the stock of its oil recovery and disposal subsidiaries, Controlled Recovery, Inc. ("CRI") and Inland Products, Inc. ("Inland"), to two separate parties, respectively. Under the terms of the agreements, the Company will receive as consideration an amount equal to: (i) 47.5 % and 48.5 % of CRI's and Inland's respective cash flow up to $150,000 per calendar quarter, plus (ii)
38.4 % and 39.2 % of their respective cash flow in excess of $150,000 per calendar quarter. These payments will continue for the life of the businesses. Cash flow for purposes of the calculation are subject to certain adjustments as specified in the terms of the respective agreements.

               In conjunction with these transactions, the Company has relinquished its management and legal control

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


over the operations of the oil recovery and disposal operations. The Consolidated Financial Statements therefore present, retroactively, the oil recovery and disposal operations as an equity investment. Certain prior period amounts have been restated to conform to the current presentation. Based upon the Company's current estimate of undiscounted future cash flows of the businesses, which incorporate certain operational improvements expected to be implemented by the new owners, no gain or loss has been recorded for these transactions. However, it is reasonably possible that the Company's estimate of undiscounted cash flows could change in the future if operations under the management of the new owners do not meet current expectations, which could result in the need to write-down the Company's investment.


4.             COMPLETED ACQUISITIONS

               HALEYVILLE LANDFILL. On April 10, 1996, the Company completed the acquisition of the assets of Haleyville Sanitary Landfill, Ltd. ("HSLL") and the common stock of Peerless Landfill Company ("Peerless"). HSLL and Peerless managed and held the permits for the Haleyville Landfill (the "Landfill") which consists of approximately 114 acres located approximately 80 miles northwest of Birmingham, Alabama. The Company will manage the Landfill, which is owned by the Solid Waste Disposal Authority for the City of Haleyville (the "Authority") under a 20-year management agreement. The Landfill is permitted to accept 1,500 tons per day of municipal solid waste in addition to certain types of non-hazardous industrial waste. The landfill site includes an active eleven acre construction and demolition landfill which currently accepts approximately 150 tons per day of inert material. Before municipal solid waste can be accepted at the site, the Company will be required to construct a new cell complying with Subtitle D of the Resource Conservation and Recovery Act of 1976. The Company does not intend to initiate construction of this facility until waste disposal contracts to support the operations have been arranged. There can be no assurances that such contracts will be obtained.

               The purchase price for the acquisition included (i) $1,500,000 cash at closing, (ii) a royalty of 2.5% of the site's revenue during 1999 and 2000 increasing to 5% of revenue thereafter, and (iii) an earnout of up to 1,166,667 shares of common stock of the Company issuable once the Landfill reaches certain volumes of waste per day, subject to adjustment in cash or stock in 1999 if the value of the shares of common stock issued by the Company does not achieve a certain minimum value target. The Company has financed the acquisition and development of this project with Solid Waste Revenue Bonds ("Bonds") consisting of $7,945,000, 20-year, 8.5% tax-exempt bonds, and $1,000,000, 5-year, 11.5% taxable bonds. Proceeds from the financing have been used for the initial purchase price, the establishment of debt service and interest funds, and debt issuance and other costs for the Haleyville Landfill. If the Company enters into waste disposal contracts, the proceeds will also be used for construction of the new cells, purchase of equipment, purchases of the adjoining properties for which the Company has an option, and bonding for closure and post-closure obligations. The Bonds are secured by a pledge of revenue derived from the Landfill and, until certain criteria are met by the Landfill, by the management fee income from the Company-managed Chastang landfill.

               CENTRAL LANDFILL. The Company completed the acquisition of the Central Landfill in May 1996. Pursuant to an interim agreement, the Company operated the facility and provided construction and improvement capital as well as landfill development expertise since March 1995. Operations under the interim agreement were included in the Consolidated Statements of Operations beginning March 31, 1995. Consideration, paid in May 1996, for the landfill included $50,000 cash and 333,000 shares of restricted common stock of the Company (valued at $325,000). If certain revenue targets are obtained and an expansion permit is received, the Company will pay additional consideration over the next two years valued at $1.7 million, payable in cash and restricted common stock of the Company.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.             SALE OF SABINE COMMERCIAL COLLECTION OPERATIONS

               In April 1996, the Company sold its commercial collection operations in Sabine Parish for $909,000, consisting of cash, the retirement of certain liabilities and a promissory note for $437,000. The promissory note bears interest at 8% per annum and is payable in monthly installments beginning in May 1996 and continuing through April 1, 2004 and is collateralized by certain assets of the purchaser. The Company recognized a gain on sale of assets of $437,000.

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

               The Company has also entered into agreements with the Purchaser to sell a portion of the airspace at the Sabine Parish Landfill and to sell a portion of the airspace at the LaSalle-Grant Landfill, including transfer service from the Company's transfer station in Alexandria, Louisiana. Revenue has been deferred and will be recognized as the airspace is utilized. As consideration for these agreements, the Company received a promissory note for $240,000 bearing interest at 8% per annum payable in monthly installments through April 2004, and a promissory note for $1,595,000 bearing interest at 8% per annum payable in monthly installments through April 2001, respectively. The notes are partially secured by certain assets of the Purchaser.

               At the option of the Purchaser, the Company may be required to purchase the assets of the Purchaser used in its Louisiana operations, excluding the commercial collection operations in Sabine Parish recently sold as noted above, for $2,600,000, provided that a certain minimum level of revenue is generated by such operations for the year ended January 31, 1999.

6.             SHORT-TERM BORROWING

               In August 1996, the Company issued a promissory note, bearing interest at 12% per annum, to an investment limited partnership in exchange for $1,500,000. The promissory note matures on February 8, 1997 and is payable in twelve equal monthly installments beginning thirty days following the maturity date, unless the Company completes certain other debt or equity financing at which time the outstanding balance becomes due. The Company also issued warrants entitling the holder to purchase an aggregate of 275,000 shares of the Company's common stock for $2.16 per share (valued at $55,000). The warrants expire on August 9, 1999. Proceeds from the financing, which is secured by certain receivables, will be used for general corporate purposes.


7.             EARNINGS PER COMMON SHARE

               Earnings per common share ("EPS") have been computed based on the weighted average number of common equivalent shares outstanding during the applicable periods. For the nine months ended September 30, 1995 and the three months ended September 30, 1996, common equivalent shares, including stock options and warrants, did not impact net loss per share as they were anti-dilutive.

               The Company's convertible subordinated debentures ("Debentures") are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For the three and nine months ended September 30, 1995 and 1996, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and is excluded from the presentation herein.

               The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                                                                  Three months                     Nine months
                                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                               ----------------------        ----------------------
                                                                                1995           1996            1995          1996
                                                                               -------        -------        -------        -------
Common shares outstanding, end of period ...............................        29,647         30,473         29,647         30,473
Effect of shares issued during the period using
               weighted average common shares ..........................        (1,639)            (1)        (6,014)          (266)
Effect of shares issuable for stock options and warrants
               based on the treasury stock method ......................          --             --             --            1,206
                                                                               -------        -------        -------        -------
Common shares used in computing earnings per share .....................        28,008         30,472         23,633         31,413
                                                                               =======        =======        =======        =======

8.          COMMITMENTS AND CONTINGENCIES

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

            CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6.0 million. At September 30, 1996, the Company had accrued approximately $4.3 million for such estimated costs based on airspace utilized to date. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

            FINANCIAL ASSURANCE OBLIGATIONS. From time to time, the Company may be required to provide performance bonds or bank letters-of-credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At September 30, 1996, the Company has provided performance bonds totaling $8.0 million and letters-of-credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to review of each contract bonded and certain other conditions. In certain cases, the Company may be required to provide cash deposits.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

            LITIGATION. McGinnes Industrial Maintenance Corporation ("MIMC"), a wholly owned subsidiary of the Company, has been named as one of approximately 40 co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV0211, filed in the District Court of Galveston County, Texas, 10th Judicial District. The suit consolidated four separate proceedings filed by seventy-four persons currently or formerly residing on real property situated approximately five miles or more from the Company's former wastewater sludge treatment facility located in Galveston County, Texas, and names as defendants, in addition to MIMC, a former director and principal stockholder of the Company (now deceased), and approximately 40 industrial companies and cities located along or near the Houston Ship Channel. The suit alleges personal injury and property damages resulting from alleged releases of hazardous and toxic substances from the Company's former wastewater sludge treatment facility. In September 1994, seventeen of the original plaintiffs were dismissed with prejudice from the litigation. The Company, as well as the other defendants, reached an out-of-court settlement with the majority of the remaining plaintiffs. The Company's contribution toward settlement of the consolidated lawsuit was approximately $30,000. In March 1994, nine additional plaintiffs filed a petition in intervention in Cause No. 93- CV0211. In October 1995, the plaintiff-intervenors amended their petition to delete a number of allegations and causes of actions against defendants. Although there can be no assurance as to the outcome of any lawsuit, the Company believes that the claims made by plaintiff-intervenors in this suit are without merit and that the exposure of the Company in such litigation is minimal. The Company has been advised by its outside counsel, Ford & Ferraro, L.L.P., to such effect. The Company is vigorously defending these actions.

            In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission ("Commission") and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to (i) the transfer of the Chilton County Landfill from the County to the Company and (ii) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. On January 11, 1996, the Circuit Court of Chilton County, Alabama entered a final order granting in part and denying in part each parties' motion for summary judgment. The transfer of the landfill to the Company was upheld. However, the claims for which plaintiffs were granted summary judgment relate to certain permit modifications that increased the allowable daily volume and expanded the permissible service area of the facility. The Company has appealed that portion of the order granting partial summary judgment to the plaintiffs. On January 12, 1996, the Circuit Court of Chilton County, Alabama granted a stay of its order pending appeal, but as a condition of granting the stay imposed a daily volume limit which is less than the amount reflected on the Company's permit, as modified. Oral arguments were heard in October 1996 and a ruling on the appeal is expected in early 1997. Although there can be no assurance as to the outcome of any litigation, the Company believes the claims brought by the citizens are without merit and will vigorously pursue its appeal. If the Company is unsuccessful in its appeal, it would limit the landfill's volume to the original permitted amount, thereby reducing volume and revenue below the current level generated under the court's stay.

            In addition to the foregoing, the Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.        SUPPLEMENTAL CASH FLOW INFORMATION

            Noncash investing and financing activities for the nine months ended September 30, 1996 were as follows (in thousands):

       Equipment acquired with debt financing ..................   $1,601
       Financing of insurance premiums .........................      607
       Note receivable from sale of Sabine commercial operations      437
       Debt retired by purchaser of Sabine commercial operations      286
       Stock issued for acquisition of Central landfill ........      325

10.         DEVELOPMENT SERVICES AGREEMENT

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


11.         ADOPTION OF NEW ACCOUNTING PRINCIPLE

            The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of January 1, 1996. SFAS No. 121 requires that if a long-lived asset is not expected to generate sufficient cash flow (undiscounted) to recoup its invested cost, then the asset value should be written down to fair value. Fair value is typically defined as the discounted value of the assets expected cash flow. There was no impact on the Company's Consolidated Financial Statements as a result of the adoption of this new accounting principle. However, reference is made to Note 3 for discussion of the Company's investment in oil recovery and disposal operations.


12.         SUBSEQUENT EVENT

            The Company has extended the expiration date of the Company's Class A warrants and Class B warrants from November 11, 1996 until November 11, 1997. The Class A warrant entitles each holder to receive one share of common stock and a Class B warrant for $4.50. The Class B warrant entitles each holder to receive one share of common stock at an exercise price of $6.53.

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


            The following table summarizes the Company's management contracts and acquisitions completed during the years ended August 31, 1994 and 1995 and through November 14, 1996:

                                                                                   Type of                     Total      Permitted
 Date         Name of Business        Type of Business             Location        Transaction                 Acres      Acreage
 ----         ----------------        ----------------             --------        -----------                 -----      -------
October       Chastang Landfill       Municipal solid waste        Mobile,         20-year management           467         102
1993                                  ("MSW") and                  Alabama         contract
                                      industrial waste landfill

April         Sabine Parish           MSW landfill                 Many,           25-year management           107          71
1994          Landfill                                             Louisiana       contract

April         Sabine Parish           MSW collection               Many,           10-year hauling              ---         ---
1994          Hauling (a)                                          Louisiana       contract

May           Chilton County          MSW landfill                 Thorsby,        Purchase                     97           97
1994          Landfill                                             Alabama

September     LaSalle-Grant           MSW landfill                 Jena,           25-year management           39           39
1994          Parish Landfill                                      Louisiana       contract

February      Central Landfill        MSW landfill                 Carriere,       Purchase                     20           20
1995                                                               Mississippi

April         Mobile C&D              Construction and             Mobile,         2-year management            142          25
1995          Landfill                demolition ("C&D")           Alabama         contract with
                                      landfill                                     purchase option

June          TransWaste, Inc.        Transfer station,            Alexandria,     Purchase                     20           20
1995                                  materials recovery           Louisiana
                                      facility and hauling
                                      operation

June          Hancock County          MSW and                      Hancock         20-year management           96           96
1995          Landfill                C&D landfill                 County,         contract
                                                                   Mississippi


July          Union County            MSW landfill                 Knoxville,      20-year management           90           55
1995          Landfill                                             Tennessee       contract

April         Haleyville              MSW and                      Haleyville,     20-year management
1996          Landfill                C&D landfill                 Alabama         contract                     113          11

(a) This operation was subsequently subcontracted to a third party in April 1996, as further discussed in Note 5 of Notes to Unaudited Consolidated Financial Statements.

            The Company had previously announced that it had signed a letter of intent to merge with Waste Industries, Inc. ("Waste Industries"), pursuant to which the Company and Waste Industries would have combined in a transaction that would have resulted in the shareholders of Waste Industries controlling approximately 75% of the common stock of the resulting entity. As discussed in
Note 2, the Company and Waste Industries mutually agreed to terminate the letter of intent in September 1996.

            As discussed in Note 3, the Company has entered into two agreements to sell the stock of its oil recovery and disposal subsidiaries, Controlled Recovery, Inc. ("CRI") and Inland Products, Inc. ("Inland"), to two separate parties, respectively. Under the terms of the agreements, the Company will receive as consideration an amount equal to (i) 47.5 % and 48.5 % of CRI's and Inland's respective cash flow up to $150,000 per calendar quarter, plus (ii)
38.4 % and 39.2 % of their respective cash flow in excess of $150,000 per calendar quarter. These payments will continue for the life of the businesses. The Company has relinquished its management and legal control over the operations of these businesses, therefore the oil recovery and disposal operations have been presented, retroactively, as an equity investment in the Consolidated Financial Statements.


RESULTS OF OPERATIONS

            Revenue for the three months ended September 30, 1996 was $4,085,000 compared to $2,505,000 for the three months ended September 30, 1995, representing an increase of 63%. Revenue for the nine months ended September 30, 1996 was $12,074,000, representing an increase of 101% compared to revenue of $5,997,000 for the nine months ended September 30, 1995. The increase in revenue is primarily due to the acquisition of additional management contracts and businesses since the beginning of 1995 in addition to increased waste volumes at existing landfills. Although there can be no assurance, the Company anticipates that landfill revenue will continue to increase as the Company continues to implement its strategy of obtaining additional volume at existing sites and obtaining additional facilities.

            Cost of services increased from $1,426,000 for the third quarter of 1995 to $2,284,000 for the third quarter of 1996, representing an increase of 60%. Year-to-date cost of services increased from $3,740,000 for 1995 to $6,369,000 for 1996, representing an increase of 70%. The increase is primarily due to the recently acquired management contracts and businesses, however operating costs are primarily fixed in nature and do not increase proportionately with the increase in revenue. The increase in year-to-date cost of services attributable to the additional management contracts and businesses was partially offset by a decrease in certain post-closure cost estimates.

            For the three months ended September 30, 1996, general and administrative costs of $782,000 were consistent with $768,000 for the corresponding period of the prior year. General and administrative costs for the nine months ended September 30, 1996 were $2,495,000 compared to $2,462,000 for the nine months ended September 30, 1995. General and administrative cost for the nine months ended September 30, 1996 was partially offset by a portion of the settlement of the lawsuit with a former director/officer of the Company as discussed in Note 8 of Notes to Unaudited Consolidated Financial Statements.

            Interest expense for the third quarter of 1996 was $800,000 compared to the prior year amount of $552,000. Year-to-date interest expense for 1996 was $2,155,000 compared to the prior year amount of $1,650,000. The increase in interest expense is primarily due to additional debt incurred by the Company in connection with the acquisition of additional landfills and management contracts, partially offset by a reduction resulting from the exchange of Debentures for equity in March 1995.

            The gain on sale of assets for the nine months ended September 30, 1996 is related to the sale of the commercial collection operations in Sabine Parish as discussed in Note 5.

            Interest and other income, net for the third quarter of $195,000 for 1996 was consistent with $201,000 for the corresponding period of the prior year. For the nine months ended September 30, 1996 compared to 1995, interest and other income, net increased from $223,000 to $636,000. The increase is primarily due to interest income on additional restricted cash balances. The nine months ended September 30, 1996 also includes a portion of the settlement of the lawsuit with the former director/officer of the Company discussed above.

            Loss from oil recovery and disposal operations for the three months ended September 30, 1996 was

$279,000 compared to $98,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the loss from oil recovery and disposal operations was $690,000 compared to $336,000 for the corresponding period of the prior year. The decreases are primarily due to lower volumes processed at the facility. Revenues of these operations were $866,000 for the three months ended September 30, 1996 compared to $1,044,000 for the corresponding period of the prior year. Year-to-date revenues of these operations were $2,228,000 for 1996 compared to $2,596,000 for 1995.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's strategy for growth has been the privatization or acquisition of municipal solid waste landfills. The Company has recently expanded its growth strategy to include acquisitions of collection operations. This growth strategy has required, and will require, a significant investment of cash for the initial acquisition of management contracts and businesses, the subsequent upgrade and expansion of the sites and the start-up of operations under the Company's management. Completion of the Company's various debt and equity financings over the past two years has enabled the Company to fund this corporate development and to favorably position the Company's future operations. For the nine months ended September 30, 1996, cash flow from operations was $2,346,000.

            The Company intends to fund its cash requirements, including capital projects, for the foreseeable future through cash on hand, cash generated from its operations and the completion of additional debt or equity financings. If additional debt or equity were not available in the future, it could have an adverse effect on the Company's liquidity.

            In April 1996, an offering was completed of $7,945,000 principal amount Tax-Exempt Solid Waste Revenue Bonds and $1,000,000 principal amount Taxable Solid Waste Revenue Bonds in conjunction with the Haleyville Landfill acquisition. In addition to the initial purchase price, proceeds from the financing will be used for (i) construction of new cells, (ii) purchase of equipment and the purchase of the adjoining properties for which the Company has an option, (iii) bonding for closure and post-closure obligations, (iv) debt service and interest funds, and (v) debt issuance and certain other costs for the Haleyville Landfill, depending upon the entry into waste disposal contracts adequate to support construction and operation of the project.

            Although the Company will continue to seek additional facilities, the Company is pursuing additional waste streams for its existing facilities. Additional volumes at competitive market prices will enhance the Company's results of operations as a substantial amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase. During the latter part of 1995, the Company entered into contracts at several of its sites with large national providers of hauling services which has had a favorable impact on revenue and results of operations since that time. As is customary in the industry, these contracts generally do not guarantee a minimum volume.

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

            The Company made $4.8 million in capital expenditures for the nine months ended September 30, 1996, a portion of which was financed, and estimates that it may make up to an additional $6.5 million in capital expenditures during the next twelve months, primarily for landfill expansion and improvements and equipment purchases, depending upon the level of new business obtained by the Company. The Company intends to seek long-term financing for a majority of its capital expenditure requirements. If additional financing should not be available, the Company would restrict its capital expenditures to the amount available for such purposes.

            In the future, the Company will also have material financial obligations relating to closure and post- closure costs for disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure monitoring for an estimated period of up to 30 years after closure will approximate $6.0 million. See Note 8 of the Notes to Unaudited Consolidated Financial Statements included herein for information regarding these obligations.

            The Company has and will be required from time-to-time to obtain financial assurance security for performance, closure and post-closure obligations, a portion of which may be funded with cash deposits or other collateral. The Company has arranged a $20 million performance bond line of credit subject to review of each contract bonded and to certain other conditions. In certain cases, the Company may be required to provide cash deposits. The Company has also entered into various compensation and consulting commitments which require significant cash payments for 1996.


FINANCIAL CONDITION AT SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995

            Cash and cash equivalents were $1,532,000 at December 31, 1995 and $2,038,000 at September 30, 1996, representing an increase for the nine months ended September 30, 1996 of $506,000. The increase is primarily attributable to the $1,500,000 promissory note issued in August 1996.

            Current and non-current restricted cash in the aggregate increased from $9,714,000 at December 31, 1995 to $15,625,000 at September 30, 1996,
primarily due to the proceeds from the issuance of Solid Waste Revenue Bonds in conjunction with the Haleyville Landfill acquisition.

            Property and equipment, net, increased $5,657,000 from December 31, 1995 to September 30, 1996 primarily due to the completion of the acquisition of the Central and Haleyville landfills in addition to capital expenditures during the period for cell development and equipment purchases.

            Net assets transferred under contractual arrangements reflects the Company's investment in the oil recovery and disposal operations. As discussed in Note 3, the Company sold the stock of the subsidiaries engaged in these operations and will receive as consideration a percentage of the future cash flows of these businesses.

            Other noncurrent assets, net at September 30, 1996 were $2,497,000 compared to $1,102,000 at December 31, 1995. The increase is primarily attributable to the promissory notes received in conjunction with the sale of the commercial collection operations in Sabine Parish and the sale of a portion of the airspace at the Sabine Parish and LaSalle-Grant landfills, as further discussed in Note 5.

            Accrued liabilities and other increased from $1,789,000 to $2,566,000, and other noncurrent liabilities increased from $447,000 to $1,818,000, from December 31, 1995 to September 30, 1996, respectively. The increases are primarily attributable to the deferred revenue related to the sale of the portion of the airspace at the Sabine Parish and LaSalle-Grant landfills, as further discussed in Note 5.

            The increase in aggregate current and long-term debt from $31,029,000 at December 31, 1995 to $41,897,000 at September 30, 1996, is
primarily due to the offering of $8,945,000 Solid Waste Revenue Bonds completed in conjunction with the Haleyville Landfill acquisition and the $1,500,000 promissory note issued in August 1996.

            Management believes that there is substantial unrecognized equity in its long-term management contracts since these contracts are recorded at historical cost which management believes is significantly less than the market value of these contracts.

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

            As discussed in Note 3, the Company sold the stock of its oil recovery and disposal operations and will receive as consideration a percentage of the future cash flows of these businesses. Based upon the Company's current estimate of undiscounted cash flows of these businesses, which incorporate certain operational improvements expected to be implemented by the new owners, no gain or loss was recorded. However, it is reasonably possible that the Company's estimate of undiscounted cash flows could change in the future if operations under the management of the new owners do not meet current expectations, which could result in the need to write-down the Company's investment to fair value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            Reference is made to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.


ITEM 2.  CHANGES IN SECURITIES

            The Company has extended the expiration date of the Company's Class A warrants and Class B warrants from November 11, 1996 until November 11, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)         The following exhibits are included herein:

            10.1 Stock Purchase Agreement between TransAmerican Waste Industries, Inc., Controlled Recovery, Inc, and Johnny
                        D. Cope and KRM Inc., dated as of September 30, 1996

            10.2 Stock Purchase Agreement between TransAmerican Waste Industries, Inc., Inland Products, Inc., and The Inland Group, LLC, dated as of September 30, 1996

            27.1        Financial Data Schedule

            (b)      Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSAMERICAN WASTE INDUSTRIES, INC.

                                         By: /s/ LANCE C. RUUD
                                                 Lance C. Ruud,
                                                 Senior Vice President and
                                                 Chief Financial Officer

November 14, 1996