Form 10-K
period 1996-12-31
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1997-03-31
CIK 876032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                           OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ............. TO .............

                         COMMISSION FILE NUMBER: 0-19615

                      TRANSAMERICAN WASTE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               13-3487422
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                10554 TANNER ROAD, HOUSTON, TEXAS         77041
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)  (ZIP CODE)

            314 NORTH POST OAK LANE, HOUSTON, TEXAS        77024
         (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 956-1212

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                           REDEEMABLE CLASS A WARRANTS
                           REDEEMABLE CLASS B WARRANTS
                  UNITS (CONSISTING OF TWO SHARES OF COMMON STOCK, ONE REDEEMABLE CLASS A WARRANT AND ONE REDEEMABLE CLASS B WARRANT) 10% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
                  UNITS (CONSISTING OF $1,000 PRINCIPAL AMOUNT OF 10% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003 AND 40 SHARES OF COMMON STOCK)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 25, 1995, 44,186,038 shares of the registrant's Common Stock, par value $.001 per share, were outstanding. Non-affiliates of the registrant owned 36,138,549 shares of Common Stock as of March 25, 1997, with an aggregate market value of approximately $54,207,824 (based upon the March 25, 1997 closing sales price of the Common Stock as reported by the Nasdaq SmallCap Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                                   Incorporated As To
           --------                                   ------------------
Proxy Statement for the 1997
Annual Meeting of Stockholders              Part  III,  Items  10, 11, 12 and 13
================================================================================

                             FORM 10-K REPORT INDEX

10-K Part And Item No.                                                Page No.
----------------------                                                --------

  PART I

     Item 1.      Business............................................    1
     Item 2.      Properties..........................................   10
     Item 3.      Legal Proceedings...................................   10
     Item 4.      Submission of Matters to a Vote of Security Holders.   11


  PART II

     Item 5.      Market for Registrant's Common Equity and Related
                       Stockholder Matters............................   12
     Item 6.      Selected Financial Data.............................   13

     Item 7.      Management's  Discussion  and  Analysis of Financial
                       Condition and Results of Operations............   14
     Item 8.      Financial Statements and Supplementary Data.........   21

                  Changes in and Disagreements with Accountants on
     Item 9.           Accounting and Financial Disclosure............   50

  PART III

     Item 10.     Directors and Executive Officers of the Registrant..   50
     Item 11.     Executive Compensation..............................   50
     Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management.....................................   50
     Item 13.     Certain Relationships and Related Transactions......   50

    PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K....................................   50

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        TransAmerican Waste Industries, Inc. (the "Company") is engaged in the collection, processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses.

        The Company currently owns or operates thirteen collection, processing and disposal facilities, consisting of a municipal solid waste collection operation, seven municipal solid waste landfills; three construction and demolition landfills, a material recovery facility, and a solid waste transfer station.

        The Company believes that recent trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

        The Company's strategy is to become a leader in the non-hazardous solid waste industry in the southern region of the United States. The Company has expanded its operations, and will continue to expand its operations, by privatizing municipal landfills, acquiring other selected facilities and collection operations, and increasing volume at its existing sites. Fiscal years 1994 and 1995 were transition years in which the Company redefined its focus and concentrated on acquiring selective landfills and obtaining management contracts for permitted disposal sites in the southern region of the United States, primarily through the privatization of governmentally-owned facilities. In 1996, the Company expanded its focus to include selective acquisitions of collection operations and divesting of all non-solid waste operations. During 1996, the Company transferred management and legal control of substantially all remaining non-solid waste operations, consisting primarily of the oil recovery and disposal operations, under the terms of contractual arrangements, in order to address on-going operational difficulties and because such businesses are not strategically aligned with the Company's core landfill and collection operations. Market conditions and projections of the future relationship between revenues and cost for such operations indicated that the Company would not recover its investment in these operations. Accordingly, the Company recognized a $6.5 million impairment loss during 1996. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.

        The Company has experienced a growth in landfill disposal revenue as a result of the operation of additional facilities. Although the Company will continue to seek additional facilities, the Company is also aggressively pursuing additional waste streams for its existing landfill and collection operations. The Company's operating expenses increase primarily as a result of adding landfills or other operating facilities. Increased volumes of waste at the Company's existing landfills would not result in a proportionate increase in the Company's operating expenses, and therefore, increased volumes of waste or additional waste streams at competitive prices would have a positive material effect on the Company's profitability. The Company believes it can increase waste streams by providing the large national waste collection companies, municipalities and other potential customers with the opportunity to dispose of waste materials at a competitive price. During 1995, the Company entered into several agreements substantially increasing the volume of waste at several of its existing landfills. However, there can be no assurance that additional waste streams will continue to be available.

        The Company is also seeking additional collection and disposal operations that are strategically aligned with the Company's current landfill operations or that provide the Company the opportunity to expand into new markets. In January 1997, the Company acquired certain assets from Sanifill, Inc. used in providing solid waste collection and disposal services to approximately 100,000 residential and 4,000 commercial customers in the Houston, Texas metropolitan area, a 20 acre construction and demolition landfill located in Galveston County, Texas, two office, maintenance and parking facilities and preferred pricing at two of USA Waste Services, Inc.'s landfills. The Company is seeking additional residential and commercial accounts for the existing collection operations and believes that the Company can increase operating margins on the collection operations while handling the additional waste streams by improved route management, increased asset utilization and other cost reduction measures. There can be no assurance that additional residential and commercial accounts will be available.

        On March 14, 1997, the Supreme Court of Alabama issued an opinion upholding one of the Company's permit modifications which granted the Company the right to accept up to 1,500 tons per day of municipal solid waste at one of the Company's landfills. This opinion reversed a lower court's imposed daily limit of approximately 300 tons per day, which had been in effect since January 12, 1996. Additionally, the Company has obtained regulatory approval for several of the Company's landfills to expand vertically, which allows these sites to continue to dispose of waste in existing areas of the landfill rather than developing and utilizing fully lined areas. This will result in the deferral of certain capital expenditures while utilizing existing space which otherwise would be lost.

        In February 1996, the Company prospectively changed its fiscal year end from August 31 to December 31. This Form 10-K includes financial and other required information for the transition period for the four months ended December 31, 1995.

        The Company was incorporated in Delaware in August 1988. The Company's Common Stock is listed on the NASDAQ SmallCap Market under the trading symbol "WSTE." The Company's corporate office is located at 10554 Tanner Road, Houston, Texas 77041, and its telephone number is (713) 956-1212.

RECENT ACQUISITIONS AND MANAGEMENT CONTRACTS

        The following table summarizes the Company's management contracts and acquisitions completed during fiscal 1994 through March 25, 1997:

                Name of                                        Type of      Total    Permitted
   Date         Business      Type of Business   Location    Transaction    Acres     Acreage
------------ ---------------- ------------------ ----------- ------------ --------- -----------
                              Municipal solid
                              waste ("MSW")                  20-year
October      Chastang         and industrial     Mobile,     management
1993         Landfill         waste landfill     Alabama     contract       467         80

                                                             25-year
April        Sabine Parish                       Many,       management
1994         Landfill         MSW landfill       Louisiana   contract       107         71

                                                             10-year
April        Sabine Parish                       Many,       hauling
1994         Hauling (a)      MSW collection     Louisiana   contract       ---        ---

May          Chilton County                      Thorsby,
1994         Landfill         MSW landfill       Alabama     Purchase        97         97

                                                             25-year
September    LaSalle-Grant                       Jena,       management
1994         Parish Landfill  MSW landfill       Louisiana   contract        39         39

February     Central                             Carriere,
1995         Landfill         MSW landfill       Mississippi Purchase        20         20

                                                             2-year
                                                             management
                                                             contract
                              Construction and               with
April        Mobile C&D       demolition         Mobile,     purchase
1995         Landfill         ("C&D") landfill   Alabama     option         142         25

                              Transfer
                              station,
                              materials
                              recovery
June         TransWaste,      facility and       Alexandria,
1995         Inc.             hauling operation  Louisiana   Purchase        20         20
                                                             20-year
July         Union County                        Knoxville,  management
1995         Landfill         MSW landfill       Tennessee   contract        90         55

                                                             20-year
April        Haleyville       MSW and            Haleyville, management
1996         Landfill         C&D landfill       Alabama     contract       265        192

             North
January      County                              Dickinson,
1997         Landfill         C&D landfill       Texas       Purchase         20        20

                              Residential and
                              commercial
January      Sanifill         collection         Houston,
1997         Hauling          operation          Texas       Purchase       ---        ---

(a) This operation was subcontracted to another party in April 1996, as further discussed in Note 3 of the Notes to Consolidated Financial Statements.

        Additional information regarding the consideration and terms of the transactions completed by the Company during 1996 and through March 25,1997 are included in Note 3 of the Notes to Consolidated Financial Statements included herein. The following briefly describes acquisitions since December 31, 1995:

        SANIFILL, INC. In January 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill, Inc. ("Sanifill") located in the Houston, Texas area (the "Sanifill Assets"). Total consideration paid for the acquired assets was $13.6 million in cash and warrants to purchase 1,500,000 shares of common stock at an exercise price of $1.50 per share. In connection with the acquisition of Sanifill by USA Waste Services, Inc. ("USA Waste") in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The Sanifill Assets consist of assets used in connection with the servicing of approximately 100,000 residential and 4,000 commercial waste collection and disposal customers in the Houston, Texas metropolitan area, a 20-acre construction and demolition landfill located in Galveston County, Texas, two office, maintenance and parking facilities and preferred pricing at two of USA Waste's landfills. The preferred pricing agreement gives the Company the option to dispose of two million tons of MSW, limited to 270,000 tons per year, at USA Waste's landfills at favorable prices, which in no event shall be less favorable than the most favorable terms provided to USA Waste's other customers. The Company moved its corporate headquarters to one of the acquired buildings. The purchase of the Sanifill Assets was financed through several financing transactions as described in "Recent Financings."

        CENTRAL LANDFILL. The Company completed the acquisition of the Central Landfill in May 1996. Since March 1995, the Company had been providing construction and improvement capital as well as landfill development expertise under an interim agreement. The consideration paid for the acquisition included $50,000 in cash, 333,333 shares of restricted common stock and contingent consideration valued at $1.7 million, subject to obtaining certain targets and an expansion permit.

        HALEYVILLE LANDFILL. In April 1996, the Company completed the acquisition of the assets of Haleyville Sanitary Landfill, Ltd. ("HSLL") and the common stock of Peerless Landfill Company ("Peerless"). HSLL and Peerless managed and held the permits for the Haleyville Landfill (the "Landfill") which consists of approximately 114 acres located approximately 80 miles northwest of Birmingham, Alabama. The Company will manage the Landfill, which is owned by the Solid Waste Disposal Authority for the City of Haleyville under a 20-year management agreement. The Landfill is permitted to accept 1,500 tons per day of municipal solid waste in addition to certain types of non-hazardous industrial waste. The site includes an active 11 acre construction and demolition landfill. Before municipal solid waste can be accepted at the site, the Company will be required to construct new cells complying with Subtitle D of the Resource Conservation and Recovery Act. The Company has financed the acquisition and development of this project with Solid Waste Revenue Bonds. See Note 3 of Notes to Consolidated Financial Statements included herein for information regarding the consideration and terms of this acquisition and the associated financing. The Company will seek to arrange for waste disposal contracts to provide the volume of waste required to support its anticipated level of operations at this facility. There can be no assurances that such contracts will be obtained.

        From time to time the Company enters into negotiations and letters of intent for other potential acquisitions. Such letters are generally intended to be non-binding and are subject to many contingencies, which may include completion of satisfactory due diligence, negotiation of definitive agreements, and approval of the Company's Board of Directors. The Company will continue to pursue the acquisition of attractive disposal facilities and collection operations.

RECENT FINANCINGS

        The Company's strategy of growing through acquisitions and development of existing landfill and collection operations requires the Company from time to time to obtain additional financing in the form of debt or equity. During 1996, the Company raised $8,945,000 of Solid Waste Revenue Bonds to fund the acquisition and development of the Haleyville landfill, issued a promissory note for $1,500,000 for general corporate purposes and borrowed $700,000 of bridge financing to fund the initial deposits on the purchase price for the Sanifill Assets.

        In January 1997, the Company completed the acquisition of the Sanifill Assets, and funded the $13.6 million cash purchase price with a $8.5 million bank facility and $6.8 million private placement of the Company's common stock. In the private placement, the Company issued 11,250,000 shares of common stock at $.60 per share. The Company is obligated to file a registration statement covering the resale of the common stock issued in the private placement with the Securities and Exchange Commission and in such states as the holders may elect, within four months of the closing of the acquisition of the Sanifill Assets and make such registration effective within seven months. If the registration is not effective within seven months of the closing, subject to certain other conditions and exceptions, it will result in a substantial penalty to the Company. Additionally, in connection with the transactions, the Company issued warrants to purchase two million and one million shares of the Company's common stock with exercise prices of $1.00 and $1.25 per share, respectively, to a newly elected board member who guaranteed the bank facility and warrants to purchase 1,125,000 shares of the Company's common stock at $.66 per share to a placement agent. The warrants are subject to certain anti-dilution provisions.

        In January 1997, the Company received a bank loan in the amount of $500,000 bearing interest at 9% per annum to be repaid based upon a five-year amortization schedule. The loan is secured by the shares of the Company's common stock granted pursuant to the TransAmerican Waste Industries, Inc. 1997 Stock Participation Plan and is guaranteed personally by the Chairman of the Board of the Company.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for further information regarding these financings.

OPERATIONS

        The Company's operations involve primarily the collection, processing and disposal of non-hazardous industrial and municipal solid waste. Its facilities generally operate six days per week, 52 weeks per year.

        COLLECTION OPERATIONS. In January 1997, the Company completed the acquisition of the Sanifill Assets which included commercial and residential collection operations in the Houston, Texas metropolitan area. These operations serve approximately 100,000 residential and 4,000 commercial customer accounts, with 78 trucks and approximately 5,800 containers. See further discussion of the acquisition of the Sanifill Assets in Note 13 of the Notes to Consolidated Financial Statements. The Company's commercial and residential collection operations in Chilton County, Alabama and Sabine Parish, Louisiana were sold and subcontracted, respectively, in November 1995 and April 1996, respectively. The Chilton County and Sabine Parish operations had been utilized to initially support the waste streams to the associated landfills. See discussion of these transactions in Note 3 of the Notes to Consolidated Financial Statements. The Company expects to acquire additional collection operations in the future.

        MUNICIPAL SOLID WASTE DISPOSAL. The Company operates seven municipal solid waste landfills aggregating approximately 543 permitted acres. The landfills accept waste from municipalities, private waste collection companies and the general public. Certain of these landfills are permitted to accept non-hazardous industrial and special waste.

        CONSTRUCTION AND DEMOLITION WASTE DISPOSAL. The Company operates three construction and demolition landfills with approximately 56 permitted acres. The landfills accept waste from municipalities, private waste collection companies and the general public. Construction and demolition landfills are permitted to accept dry construction and demolition debris including bricks, metal, boards and similar material as well as certain types of industrial waste.

        SOLID WASTE TRANSFER STATION. The Company purchased a transfer station and material recovery facility located in Alexandria, Louisiana in June 1995. Waste is received at this facility from collection vehicles, the recyclable materials are sorted and sold and the remaining material is compacted into trailers for transportation primarily to the Company's landfills. Transfer stations reduce the cost of transportation from collection points to landfills by improving the utilization of collection personnel and equipment.

CUSTOMERS

        WMX Technologies, Inc. ("WMX") and Browning Ferris Industries, Inc. ("BFI") accounted for approximately 23% and 14% of consolidated revenue for the year ended December 31, 1996, respectively. These revenues represent an accumulation of revenues generated from geographically dispersed affiliates and subsidiaries of WMX and BFI at various Company facilities.

EMPLOYEES

        On March 25, 1997 the Company employed approximately 375 full-time and part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

        The non-hazardous waste industry is highly competitive and requires substantial capital and human resources. The Company competes for landfill business on the basis of tipping fees, geographical locations and quality of operations. The Company also competes to acquire facilities, enter into management contracts and obtain financial resources. Leading competitors for collection and disposal services and acquisition opportunities include WMX, BFI, USA Waste and Allied Waste Industries, Inc., and numerous other national, regional and local companies of varying sizes and competitive resources, many of which have significantly greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection or disposal operations. These counties and municipalities may have financial advantages through their access to tax revenues and their ability to mandate the disposal of waste collected within the jurisdiction at the municipal facility.

        The non-hazardous waste management industry is undergoing significant consolidation. The Company has encountered, and will in the future encounter, substantial competition in its efforts to acquire or enter into management contracts for landfills, transfer stations and collection operations.

LIABILITY INSURANCE AND BONDING

        The business of the Company exposes it to various risks, including claims for damage to property, injuries to persons, negligence and professional errors or omissions in the planning or performing of its services and providing of its products, which claims could be substantial. The Company maintains $2,000,000 of general liability insurance and an additional $5,000,000 of excess umbrella liability coverage on all of its operations. The Company also maintains directors' and officers' liability insurance coverage in the amount of $2,000,000 per claim and in the aggregate. Under the Company's insurance policies there are various exclusions, which the Company believes to be customary in the industry. Accordingly, there can be no assurance that liabilities which may be incurred by the Company will be covered by its insurance or that the dollar amount of such liabilities which are covered by its insurance will not exceed the Company's policy limits. Furthermore, prior to June 1990, the Company did not have insurance coverage for certain pollution-related activities with respect to its former environmental engineering and consulting services. A partially or completely uninsured claim, if successful, could have a material adverse effect on the Company's financial condition and results of operations.

        The Company does not carry insurance coverage for environmental liability related to its waste disposal operations. The Company believes it would be unable to obtain, at a reasonable premium, insurance coverage for environmental liability covering sudden or gradual onset of environmental damage. In the event uninsured losses occur, the Company's financial condition and results of operations could be materially and adversely affected.

        The Company has and will be required from time-to-time to obtain financial assurance security for performance, closure and post-closure obligations, a portion of which may be funded with cash deposits or other collateral. The Company has obtained a $20 million performance bond line-of-credit. This commitment is subject to a review of each contract to be bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

ENVIRONMENTAL REGULATION

        The Company is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the Environmental Protection Agency (the "EPA") and various other federal, state and local environmental, zoning, health and safety agencies, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. The Company believes there will be continued change in regulation and legislation related to the waste management industry, and the Company attempts to anticipate such future regulatory requirements to ensure compliance.

        The Company's operation of landfills and other collection and processing facilities subjects it to operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. During the ordinary course of its operations, the Company has from time to time received citations and notices from such authorities that operations are not in compliance with applicable environmental regulations. Upon receipt of such citations or notices, the Company works with the authorities to resolve the issues raised by such citations or notices. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations or closure of a facility. None of the Company's facilities has been subjected to significant fines nor have any been closed, temporarily or permanently, by regulatory authorities. In connection with the Company's acquisition of existing landfills, it may also be necessary to expend considerable time, effort and money to renew and maintain existing permits and to obtain permits required to increase the capacity of these landfills.

        The Company's operations are subject to regulation, principally under the following federal statutes, along with analogous state statutes:

        THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). RCRA regulates the handling, treatment, storage, transportation and disposal of certain hazardous and nonhazardous wastes. The EPA's regulations under Subtitle D of RCRA generally became effective on October 9, 1993 and affect both existing and new municipal solid waste facilities. Subtitle D codifies minimum criteria for the location, operation and design of municipal solid waste facilities, as well as establishing standards for groundwater monitoring, landfill gas monitoring, corrective actions, closure and post-closure monitoring and financial assurance to ensure funding necessary to complete closure, post-closure monitoring and, if necessary, corrective actions at these facilities. Subtitle D allows states, with EPA approval, to implement and enforce the regulations; otherwise the EPA will be responsible for issuing permits and providing enforcement. In connection with the permitting process, a landfill may be required to demonstrate that it will satisfy various other requirements, including those relating to the protection of endangered species. Regulated landfills that do not meet the requirements of the Subtitle D regulations may be required to close. Many landfills reportedly have closed in recent years because they were unable to meet those regulatory requirements. All of the Company's planned landfill expansions or new landfill development projects are being engineered to meet or exceed regulatory requirements.

        THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972 ("CLEAN WATER ACT"). The Clean Water Act established rules regulating the discharge of pollutants into waters of the United States from a variety of sources, potentially including waste disposal sites. For example, if leachate, stormwater run-off, or other wastewater from the Company's disposal facilities may be discharged into surface waters, the Clean Water Act would, in many instances, require the Company to obtain discharge permits, conduct periodic sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Furthermore, regulations promulgated by the EPA under the Clean Water Act impose standards on the disposal of sewage sludge in certain circumstances, including disposal by placing sludge on a surface disposal site. The Company does not believe that compliance with such regulations will materially impact the Company's wastewater sludge treatment facility which ceased accepting waste in September 1994. In addition, if development may alter or affect "wetlands," the Company may be required to obtain a permit before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some being developed by the Company.

        COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 ("SUPERFUND" OR "CERCLA"). CERCLA addresses problems created by the release or threatened release of hazardous substances into the environment. CERCLA can impose retroactive, strict, joint and several liability on the present or former owners or operators of facilities that release hazardous substances into the environment. Waste generators and transporters also can be strictly liable. These persons may be liable for site investigation costs, site cleanup costs and natural resource damages, even if the original conduct giving rise to liability was in compliance with all then-existing laws and regulations. The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent upon the existence or disposal of "hazardous wastes" and many of the sites on the EPA National Priorities List of Superfund sites are municipal solid waste disposal facilities. There can be no assurance that the Company will not face claims resulting in liability under CERCLA. The Company has grown, and expects to continue to grow, in part by acquiring existing disposal businesses operated in the past by others. The Company conducts due diligence (including Phase I surveys) with respect to disposal facilities that it acquires or contracts to manage to determine whether such contain or have handled hazardous substances. There can be no assurance that the Company is effective at detection or will prove effective or that the facility will not have other unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of any closed disposal facilities or discontinued lines of business which had been operated by businesses acquired by the Company. Virtually all of the states have Superfund programs similar to CERCLA that give rise to many of the obligations and liability concerns discussed above.

        THE CLEAN AIR ACT. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. On May 30, 1991, the EPA proposed "new source performance standards" and "emission guidelines" for municipal solid waste disposal facilities. If promulgated, these regulations would impose limits on air emissions from municipal solid waste disposal facilities. The new source performance standards would apply to all municipal solid waste disposal facilities that commence construction after the date of the proposed regulations. The emission guidelines are a set of provisions that are to be adopted by the states and would apply to all municipal solid waste disposal facilities that received waste after November 8, 1987. These guidelines, combined with new programs established under the recent Clean Air Act amendments, will likely subject solid waste disposal facilities to new reporting and operational requirements and, in some instances, require installation of methane gas recovery systems.

        OTHER STATE AND LOCAL REGULATION. States in which the Company operates have laws and regulations governing waste disposal and water and air pollution and, in most cases, regulations governing the design, operation, maintenance and closure of waste management facilities. Subtitle D allows states to implement their own regulatory programs if those programs meet federal standards. The full effect of this may not be apparent for years as states establish their own regulatory schemes.

        In addition to costly and restrictive regulation, there are a number of other factors, the long-term effects of which are unpredictable, which could result in higher disposal facility operating costs and possible decreased demand for disposal facilities. These factors include not only the increasing public opposition to the siting and operation of disposal facilities, but also increased efforts (including legislation) to reduce the volume of waste and the dependence on landfilling for disposal by promoting waste minimization, incineration, composting and recycling. Several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting and recycling or other programs, the volume of solid waste deposited in landfills within the next few years. A number of states have taken or propose to take steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and household appliances.

        LEGISLATIVE INITIATIVES. The continuing public awareness and interest in solid waste disposal, the siting of waste facilities, and the protection of the environment frequently lead to federal, state and local legislative initiatives that could affect the Company's operations. The prospects for any legislative proposal are inherently uncertain, and the Company cannot accurately predict how its business may be affected by the adoption of new laws.

        In recent years, some states and localities have instituted waste "flow control" requirements, under which specified solid waste collected in a jurisdiction is required to be delivered to a governmentally-designated facility. In response to some of those enactments, the United States Supreme Court and several lower federal courts have ruled that certain flow control ordinances violated the Interstate Commerce Clause of the U.S. Constitution. The U.S. Constitution grants the Congress the power to authorize certain otherwise unconstitutional state and local actions affecting interstate commerce, and Congress has been considering legislation that would exempt some or all flow control requirements from Constitutional invalidity.

        Some states have also adopted or considered legislation to ban, restrict or impose special taxes on waste imported from outside the state. The U.S. Supreme Court has struck down some such measures as unconstitutional discrimination against interstate commerce, as have several lower federal courts. In response to these court decisions, bills have been introduced in Congress in the past several years to enable states to ban, restrict or differentially tax out-of-state waste.

        The Company currently cannot predict whether Congress will pass legislation permitting flow control or restrictions on the interstate movement of waste, or the content of any such bills that may ultimately become law.

ITEM 2.  PROPERTIES

        The Company's corporate headquarters are located at 10554 Tanner Road, Houston, Texas 77041. The operating equipment, which is owned or leased, primarily consists of waste collection vehicles and containers, compactors, excavators, scrapers, backhoes, and miscellaneous other equipment and support vehicles used in connection with its collection and landfill operations. Certain of the property and equipment of the Company are subject to liens securing payment of portions of the Company's indebtedness. See Notes 7 and 11 of Notes to Consolidated Financial Statements included herein for information with respect to debt and lease obligations on these properties. Additional information regarding properties owned and operated by the Company is included in "Business - Operations" included herein.


ITEM 3.  LEGAL PROCEEDINGS

         McGinnes Industrial Maintenance Corporation ("MIMC"), a wholly owned subsidiary of the Company, has been named as one of 17 co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV0211, filed in the District Court of Galveston County, Texas, 10th Judicial District. The suit consolidated four separate proceedings filed by seventy-four persons currently or formerly residing on real property situated approximately five miles or more from the Company's former wastewater sludge treatment facility located in Galveston County, Texas, and names as defendants, in addition to MIMC, 13 industrial companies located along or near the Houston Ship Channel, two subdivisions and one engineering firm. The suit alleges personal injury and property damages resulting from alleged releases of hazardous and toxic substances from the Company's wastewater sludge treatment facility. In September 1994, seventeen of the original plaintiffs were dismissed with prejudice from the litigation. The Company, as well as the other defendants, have agreed on an out-of-court settlement with the majority of the remaining plaintiffs. The Company's contribution toward settlement of the consolidated lawsuit was approximately $30,000. In March 1994, nine additional plaintiffs filed a petition in intervention in Cause No. 93-CV0211. In October 1995, the plaintiff-intervenors amended their petition to delete a number of allegations and causes of actions against defendants. Although there can be no assurance as to the outcome of any lawsuit, the Company believes that the claims made by plaintiff-intervenors in this suit are without merit and that the exposure of the Company in such litigation is minimal. The Company has been advised by its outside counsel, Ford & Ferraro, L.L.P., to such effect. The Company is vigorously defending this action.

        In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to (i) the transfer of the Chilton County Landfill from the County to the Company and (ii) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. While the Circuit Court of Chilton County, Alabama upheld the transfer of the landfill to the Company, it overturned the approval of certain permit modifications that increased the allowable daily volume and expanded the permissible service area of the facility. During 1996, the Company was permitted to continue to operate under a daily volume limit. On March 14, 1997, the Supreme Court of Alabama issued an opinion on the merits and reversed the plaintiffs summary judgment and upheld the permit modifications including the volume increase. As a result, the landfill is now permitted to accept up to 1,500 tons per day of solid waste from an eighteen county service area.

        In addition to the foregoing, the Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, Class A Warrants and Class B Warrants were traded on the Nasdaq National Market until January 26, 1995 and since January 27, 1995, on the Nasdaq SmallCap Market. The Company's 10% Convertible Subordinated Debentures due 2003 ("Debentures") are quoted on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock, Class A Warrants and Class B Warrants from September 1, 1994 through January 26, 1995 as reported by the Nasdaq National Market and the high and low bid prices of such securities on and after January 27, 1995 as reported on the Nasdaq SmallCap Market. Bid prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                                                    CLASS A           CLASS B
                                               COMMON STOCK        WARRANTS          WARRANTS
                                               ---------------- ----------------  ----------------
                                                HIGH     LOW     HIGH     LOW      HIGH     LOW
                                               -------  ------- -------- -------  ------- --------
YEAR ENDED AUGUST 31, 1994
Quarter ended November 30, 1993.............    6        4 1/4     3 5/8   2 7/8    2       1 1/4
Quarter ended February 28, 1994.............    5        3 1/8     3 1/8   1 3/4    1 7/8   1 1/16
Quarter ended May 31, 1994..................    3  3/4   2 9/16    2 1/4   1 1/16   1 1/2   1
Quarter ended August 31, 1994...............    2  3/4   1 5/8     1 1/8     1/2    1 1/8     1/4

YEAR ENDED AUGUST 31, 1995
                                                1
Quarter ended November 30, 1994.............    1  5/16    13/16     3/4     1/2      7/16    1/4
Quarter ended February 28, 1995.............    1  3/8      7/16    11/16    7/16     5/16    1/4
Quarter ended May 31, 1995..................    1  3/8     15/32     1/2     3/8      5/16    1/4

Quarter ended August 31, 1995...............    2 11/16     7/8    1 3/16    1/ 2    21/32    1/4

TRANSITION PERIOD ENDED DECEMBER 31, 1995
Four months ended December 31, 1995.........    1  3/4    1 3/32   1 3/16    5/8     21/32    3/8

YEAR ENDED DECEMBER 31, 1996
Quarter ended March 31, 1996................    2  5/16   1 3/8     29/32    3/8      1/2    11/32
                                                2         1
Quarter ended June 30, 1996.................    2  7/32     5/16     5/8     1/4      1/2     3/16
Quarter ended September 30, 1996............    3  1/16   1 3/8      5/8     1/32     5/16    1/32
Quarter ended December 31, 1996.............    1  3/4      7/8      1/16    1/32     1/16    1/32

        The Company had approximately 375 owners of record as of March 25, 1997. The Company currently believes there are approximately 3,500 beneficial holders of Common Stock.

        Since its inception, the Company has not paid any cash dividends on its common stock. The Company intends to retain earnings to finance the operation and expansion of the Company's business and, accordingly, does not plan for the reasonably foreseeable future to pay cash dividends to holders of the common stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected historical financial information with respect to the Company's balance sheets as of December 31, 1995 and 1996, and the Company's statements of operations and cash flows for the years ended August 31, 1994 and 1995, four months ended December 31, 1995, and the year ended December 31, 1996, has been derived from the financial statements of the Company appearing elsewhere in this Form 10-K. This information should be read in conjunction with such financial statements and the notes thereto. The Company prospectively changed its fiscal year end from August 31 to December 31, therefore the four month transition period ended December 31, 1995 has been presented. The selected historical financial information with respect to the Company's balance sheets as of August 31, 1992, 1993, 1994 and 1995, and the Company's statements of operations and cash flows for the years ended August 31, 1992 and 1993, has been derived from financial statements of the Company which are not included herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations." (In thousands, except per share amounts):


                                                                                FOUR
                                                                               MONTHS       YEAR
                                                                                ENDED      ENDED
                                           YEAR ENDED AUGUST 31,              DECEMBER    DECEMBER
                                 -------------------------------------------     31,         31,
                                   1992     1993 (1)   1994 (1)    1995 (1)    1995 (1)     1996
                                 ---------- ---------- ----------  ---------  ----------- ----------
CASH FLOW DATA:
  Net cash provided (used) by:
   Operating activities......... $    2,320 $      620 $  (1,602)  $    (514) $      429  $   1,977
   Investing activities.........        985     (3,961)   (7,245)     (8,310)     (3,030)    (6,738)
   Financing activities.........     (1,341)    11,658     3,055       6,648       1,863      4,563
                                 ---------- ---------- ---------   ---------  ----------  ---------
      Total..................... $    1,964 $    8,317 $  (5,792)  $  (2,176) $     (738) $    (198)
                                 ========== ========== =========   =========  ==========  =========

                                                                                FOUR
                                                                               MONTHS       YEAR
                                                                                ENDED      ENDED
                                           YEAR ENDED AUGUST 31,              DECEMBER    DECEMBER
                                 -------------------------------------------     31,         31,
                                   1992     1993 (1)   1994 (1)   1995 (1)     1995 (1)     1996
                                 ---------- ---------- ---------- ----------  ----------- ----------
INCOME STATEMENT DATA:
   Revenue...................... $   10,562 $    8,775 $   11,061  $   7,350  $    4,493  $  16,022
   Operating income (loss)......      2,901        754    (10,217)    (2,409)        123      2,421
   Solid waste income (loss)....      2,731        262    (12,310)    (6,746)       (370)       838
   Loss from oil recovery and
     disposal operations........        ---       (246)      (944)      (701)       (112)    (7,705)
   Net income (loss)............      2,035          8    (11,747)    (6,939)       (528)    (6,917)
   Earnings (loss) per common                                                                       )
     and common equivalent share        .18        ---       (.75)      (.34)       (.02)       (.23
   Weighted average common and
     common equivalent shares
     outstanding................     11,063     15,030     15,574     20,507      29,580     30,281
    Dividends per share.........        ---        ---        ---        ---         ---        ---

                                                 AUGUST 31,                       DECEMBER 31,
                                 -------------------------------------------  ---------------------
                                   1992     1993 (1)   1994 (1)   1995 (1)    1995 (1)     1996
                                 ---------- ---------- ---------- ----------  ---------  ----------
BALANCE SHEET DATA:
   Working capital.............. $      404 $    7,699 $      593  $     769  $    471   $     140
   Restricted cash, net.........        ---        ---     10,361      6,153     8,931      13,400
   Property and equipment, net..      2,314      1,683      8,505     18,499    20,927      27,052
   Total assets.................      8,966     29,370     38,601     41,938    46,071      52,674
   Long-term debt, less current
     portion....................        848     10,978     28,152     24,425    29,603      38,107
   Stockholders' equity.........      4,728     12,561      1,415      7,879     7,433       1,636

(1) Information as of and for the periods ended August 31, 1993, 1994 and 1995, and December 31, 1995 have been restated to show the oil recovery and disposal operations as an investment due to the September 1996 transfer of such operations under contractual arrangements. See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        TransAmerican Waste Industries, Inc. (the "Company") is engaged in the collection, processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations primarily by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses. The Company believes that recent trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

        In January 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill which provide service to approximately 100,000 residential and 4,000 commercial customers in the Houston, Texas area. Total consideration paid for the acquired assets was $13.6 million in cash and warrants to purchase 1,500,000 shares of common stock at $1.50 per share. In connection with the acquisition of Sanifill by USA Waste in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The acquisition of the Sanifill Assets should initially have the impact of approximately doubling the Company's revenues and providing the Company with entrance into the Houston, Texas metropolitan market and the collection business. However, none of the financial statements or financial information set forth herein reflect the impact of the acquisition of the Sanifill Assets.

        In February 1996, the Company changed its fiscal year end from August 31 to December 31. Item 8. of this Annual Report includes audited financial statements for the four month transition period ended December 31, 1995. Unaudited income statement information for the year ended December 31, 1995 is included for comparative purposes in Note 2 of the Notes to Consolidated Financial Statements contained herein.

        In September 1996, the Company transferred the stock of its oil recovery and disposal operation subsidiaries and relinquished management and legal control over these operations. Accordingly, the financial statements for all periods presented have been restated to treat the oil recovery and disposal operations as an investment.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31,
1996

        Revenue increased 65% from $9.7 million during 1995 to $16.0 million during 1996. This increase was due to the increase in landfill revenues resulting from the acquisition of management contracts and businesses during 1995 and 1996 and increased waste streams at the existing facilities. Although there can be no assurance, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of obtaining additional volumes at existing sites, acquiring collection operations and obtaining additional disposal facilities.

        Cost of services increased from $ 5.7 million to $8.7 million for the years ended December 31, 1995 and 1996, respectively, primarily due to the recently acquired management contracts and businesses. As a percentage of revenue, cost of services decreased from 59% in 1995 to 54% in 1996 as operating costs are generally fixed in nature and do not increase proportionately with an increase in revenue.

        General and administrative costs were $3.3 million and $3.2 million for the years ended December 31, 1995 and 1996, respectively.

        Interest expense, net of capitalized interest, was $2.2 million for 1995 and 1996. During 1996, additional interest due to the issuance of Solid Waste Revenue Bonds was offset by capitalized interest on landfill improvements.

        In September 1996, the Company transferred the stock of its oil recovery and disposal operation subsidiaries. In consideration for the transfers, the Company will receive a percentage of all cash flows generated by the operations. In connection with the transactions, the Company relinquished its management and legal control over the operations of the oil recovery and disposal operations. The losses of $509,000 and $7.7 million for 1995 and 1996, respectively, represent the losses from these operations and 1996 includes the recognition of a $6.5 million impairment loss. The Company recognized the impairment loss as current market conditions and future projections of the relationship of revenues and expenses for these operations indicated that the Company would not recover its investment through the undiscounted cash flows from future operations. See
Note 5 of Notes to Consolidated Financial Statements included herein for information regarding the terms of the transfer and further discussion of the impairment loss.

        In April 1996, the Company recognized a gain of $437,000 on the sale of certain assets used in the collection and transportation of municipal solid waste. In connection with the sale of the collection and transportation assets, the Company subcontracted its obligations under a residential collection contract. Additionally, the Company sold a portion of the available airspace at a Company-managed landfill, including transfer service from a Company-owned transfer station. Revenues for the sale of the airspace will be recognized as the airspace is utilized. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.

        During 1995, the Company recognized a gain of $236,000 on the sale of certain assets used in the collection and transportation of municipal solid waste, as further described in Note 3 of the Notes to Consolidated Financial Statements.

        In December 1996, the Company, in a privately negotiated transaction, exchanged 202,500 shares of common stock for $450,000 principal face amount of its issued and outstanding Debentures and 13,500 shares of common stock for the accrued interest thereon through December 13, 1996.

        Management is focusing on improving the overall profitability of the Company by increasing volumes at existing sites, and by acquiring or managing additional waste disposal facilities and collection operations. As the Company continues to grow and expand its operations, management will continue to monitor costs and implement the necessary cost control measures.


        YEAR ENDED AUGUST 31, 1994 ("FISCAL 1994") COMPARED TO YEAR ENDED AUGUST 31, 1995 ("FISCAL 1995")

        Revenue decreased 33% from $11.1 million to $7.4 million from fiscal 1994 to fiscal 1995. This decrease was primarily due to the expiration of the contract at the Company's wastewater sludge treatment facility during the first quarter of fiscal 1995 ($6.6 million) and the decision by the Company to discontinue providing engineering and consulting services ($1.1 million). These decreases were partially offset by additional revenue due to the acquisition of management contracts and businesses in fiscal 1994 and fiscal 1995.

        Cost of services decreased from $8.5 million to $4.6 million from fiscal 1994 to fiscal 1995. As a percent of revenues, these costs decreased from 77% in fiscal 1994 to 62% in fiscal 1995. These costs were higher in fiscal 1994 due to the operations of the Company's former engineering ($2.1 million) and wastewater sludge treatment ($3.8 million) businesses.

        Depreciation and amortization expense decreased from $2.7 million to $1.0 million from year to year, primarily due to permitting costs related to the Company's wastewater sludge treatment facility being amortized by the completion of the contract in September 1994 ($2.1 million), partially offset by an increase due to the recent acquisitions.

        General and administrative expenses decreased from $4.1 million to $3.5 million from fiscal 1994 to fiscal 1995 due to the cost reduction measures implemented by the Company. Several of these measures were implemented during the year and, therefore, the reductions are not fully reflected in the fiscal 1995 results.

        Cost of completed acquisitions for the years ended August 31, 1994 and 1995 consists of acquisition fees earned by a former executive officer of the Company pursuant to an employment agreement as described in Note 12 of the Notes to Consolidated Financial Statements included herein. The former executive officer was paid a finders fee for introducing and negotiating acquisitions or long-term management contracts which were completed by the Company. Such amounts were expensed during the period in which the transaction was completed. The employment agreement with the former executive officer has now been terminated.

        As described in Note 7 of the Notes to Consolidated Financial Statements, in March 1995, the Company exchanged $8.3 million face amount of its 10% Convertible Subordinated Debentures for shares of Common Stock (the "Exchange"). On the date of the Exchange, the value of the common stock exchanged for the Debentures exceeded the value of Common Stock issuable under the original conversion terms by $1.6 million resulting in a non-cash charge on the date of the Exchange. Although the Company incurred a one-time non-cash charge in fiscal 1995 as a result of the Exchange, the Company will avoid incurring approximately $825,000 per year in interest expense. In August 1995, in a separate transaction, the Company exchanged common stock for $1,199,000 of Debentures, further reducing interest expense by $120,000 per year.

        The Company had an investment in McGinnes Bros., Inc. ("MBI"), which provided landfill construction services to the Company pursuant to a construction contract. Due to the death of MBI's principal executive officer in March 1995, MBI became unable to obtain additional third party construction contracts. As a result, MBI's shareholders agreed to complete MBI's existing construction contracts and then liquidate its assets. Upon liquidation of MBI, the Company received certain assets valued at $360,000 and recognized a net loss on its investment of $563,000.

RECENT FINANCINGS

                                             Total Consideration       Type and Number of Securities
    Date            Transaction                   Received                         Issued
    ----            -----------                   --------                         ------
                                                                        $7,945,000 Tax-Exempt Solid
                                                                        Waste Revenue Bonds
    April                                                               $1,000,000 Taxable Solid
    1996       Long-Term Financing      $8,945,000                      Waste Revenue Bonds


                                                                        Promissory Note for
                                                                        $1,500,000 and warrants to
   August                                                               purchase 275,000 shares of
    1996       Short-Term Financing     $1,500,000                      common stock


                                                                        Bridge Loan for $700,000
                                                                        and warrants to purchase
  December                                                              300,000 shares of common
    1996       Short-Term Financing     $700,000                        stock

                                        Retired $450,000 face amount    216,000 shares of common
December 1996  Exchange Agreement       of Debentures plus interest     stock

   January                                                              11,250,000 shares of common
    1997       Private Placement        $6,750,000                      stock

                                                                        $1,000,000 short-term
                                                                          promissory note
   January                                                              $7,500,000 long-term
    1997       Bank Facility            $8,500,000                        promissory note

   January     Stock Participation                                      833,333 shares of common
    1997       Plan                     $500,000                        stock

        LONG-TERM FINANCING. In April 1996, the Company financed the acquisition and development of the Haleyville Landfill with $7,945,000 Tax-Exempt Solid Waste Revenue Bonds and $1,000,000 Taxable Solid Waste Revenue Bonds. The proceeds will be used for the initial purchase, construction of new cells, purchase of equipment, bonding for closure and post-closure obligation, the establishment of debt service and capitalized interest funds, and debt issuance and other costs, depending upon the approval of certain possible permit applications for vertical expansion and entry into waste disposal contracts.

        SHORT-TERM FINANCING. In August 1996, the Company borrowed $1,500,000 ("August Note") from an investment partnership ("Investment Partnership") under the terms of a promissory note. The August Note bore interest at 12%. The proceeds were used for general corporate purposes. The August Note was exchanged in January 1997 for a 12% convertible promissory note. In connection with the issuance of the promissory note, the Company issued warrants to purchase 275,000 shares of common stock ("August Warrants").

        In December 1996, the Company borrowed $700,000 from the Investment Partnership under an agreement in principle ("December Note"). The proceeds were used towards the initial deposit required by the definitive purchase agreement for the acquisition of the Sanifill Assets. In connection with the December Note, the Company issued warrants to purchase 300,000 shares of common stock ("December

Warrants"), extended the maturity date of the August Note and adjusted the exercise price of the August Warrants. The December Note was repaid in January 1997.

        EXCHANGE AGREEMENT. In December 1996, the Company, in a privately negotiated transaction, exchanged 202,500 shares of common stock for $450,000 principal face amount of its issued and outstanding Debentures and 13,500 shares of common stock for the accrued interest thereon through December 13, 1996.

        PRIVATE PLACEMENT OF EQUITY SECURITIES. In January 1997, the Company raised $6,750,000 in equity financing by issuing 11,250,000 shares of its common stock in a private placement. The proceeds of the private placement, together with the proceeds of the bank facility discussed below, were used to fund the purchase price of the Sanifill Assets and repay the December Note discussed above. In connection with the transaction, the Company exchanged the August Note for a $1.5 million convertible promissory note and adjusted the exercise price of 575,000 warrants issued to the Investment Partnership consisting of the August Warrants and December Warrants. Additionally, the Company issued warrants to purchase 1,125,000 shares of the Company's common stock for $.66 per share, subject to certain anti-dilution provisions, to a placement agent.

        BANK FACILITY. In January 1997, the Company issued promissory notes to a financial institution totaling $8.5 million. The proceeds from issuing the promissory notes, together with the proceeds of the private placement of equity securities discussed above, were used to fund the purchase price of the Sanifill Assets and repay the December Note discussed above. The Bank Facility is composed of a $7.5 million promissory note bearing interest at the prime rate plus 1% to be repaid based upon a five year amortization schedule and having a final maturity of February 15, 1999, and a $1 million revolving line of credit at prime plus 1% having a final maturity of February 15, 1998. The Bank Facility is subject to certain financial and other covenants and restrictions. The Bank Facility is secured by a security interest in certain assets of the Company, including the Sanifill Assets and is guaranteed by the Company, the Company's Chairman, and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee, the Company issued the Board Member warrants, having a term of five years, to purchase two million and one million shares of common stock at $1.00 and $1.25 per share, respectively, subject to certain anti-dilution provisions.

        STOCK PARTICIPATION PLAN. In January 1997, the Company received a bank loan in the amount of $500,000 bearing interest at 9% per annum to be repaid based upon a five-year amortization schedule. The loan is secured by the shares of the Company's common stock to be granted pursuant to the TransAmerican Waste Industries, Inc. 1997 Stock Participation Plan and is guaranteed personally by the Chairman of the Board of the Company.

        See further discussion of the recent financings and the related acquisition of the Sanifill Assets in the Notes to Consolidated Financial Statements, included herein.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has been expanding its operations primarily by focusing on the privatization of municipal landfills, either by acquisition or long-term landfill management contract, and the acquisition of selective collection operations. The Company's landfill privatization program has in the past, and will require in the future, a significant investment of cash for the acquisition, upgrade and expansion of the sites and start-up of operations under the Company's management, and debt service on existing indebtedness. Completion of the Company's debt and equity financings over the past three years has enabled the Company to fund this corporate development and to favorably position the Company's future operations.

        In January 1997, the Company acquired the Sanifill Assets for, among other consideration, $13.6 million in cash. As discussed above in "Recent Financings," the acquisition was financed through a $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock and a $8.5 million Bank Facility.

        As the Company intends to continue to expand its operations by obtaining additional landfill management contracts and acquiring additional businesses in the future, the Company expects to fund this growth through a combination of its cash on hand, short-term bridge financing, long-term tax-exempt or other debt financing, or by issuing its common stock. The Company's financing strategy has included the use of equity and short-term financing until long-term, low-interest financing could be arranged. As the Company continues its growth, it will consider all financing alternatives that may become available.

        Although the Company will continue to seek additional facilities, the Company is pursuing additional waste streams for its existing facilities. Additional volumes at competitive market prices would substantially enhance the Company's results and cash flow as a substantial amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase.

        The Company's significant cash requirements during the year ended December 31, 1996 were $ 5.3 million for capital expenditures and improvements, $ 2.1 million for debt repayments and $1.6 million for possible acquisitions. These requirements were funded with cash on hand and held in trust, cash generated from existing operations, and debt financing. The Company's cash balance was $1.3 million at December 31, 1996 and $1.5 million at December 31, 1995.

        The Company estimates that it may make up to $7.0 million in capital expenditures through 1997 primarily for landfill expansion and improvements and equipment purchases. The Company has approximately $2.0 million in restricted cash from previous financings that is designated for the 1997 capital expenditures. The Company intends to fund the balance of capital expenditures out of cash flow from operations, working capital and additional long-term financing. If additional financing should not be available, the Company would restrict its capital expenditures to an amount available for such purposes.

        The Company expects that the operating results of certain of the Company's landfills will be positively impacted in 1997 by regulatory approval of vertical expansion that has been obtained, which allows these sites to continue to dispose of waste in existing areas of the landfill rather than move to fully-lined areas. This will result in the deferral of certain capital expenditures while allowing the Company to utilize existing space which otherwise would be lost.

        In the future, the Company will also have material financial obligations relating to closure and post-closure costs for disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure monitoring for an estimated period of up to 30 years after closure will approximate $6.0 million. See Note 11 of the Notes to Consolidated Financial Statements included herein for information regarding these obligations.

        The Company has and will be required from time-to-time to obtain financial assurance for performance, closure and post-closure obligations, a portion of which may be funded with cash deposits or other collateral. The Company has arranged a $20 million performance bond line of credit subject to review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

FINANCIAL CONDITION AT DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

        The increase in current and long-term restricted cash from $9.7 million to $14.3 million from December 31, 1995 to December 31, 1996 is primarily due to $8.9 million of Solid Waste Revenue Bonds issued in connection with the acquisition of the Haleyville Landfill, offset by the Haleyville Landfill purchase price of $1.5 million and development of certain of the Company's other landfill sites.

        Property and equipment increased from $20.9 million to $27.1 million from December 31, 1995 to December 31, 1996, primarily due to the acquisition of the Central and Haleyville landfills in addition to capital expenditures for cell development and equipment purchases.

        The decrease in assets transferred under contractual arrangements from $7.5 million at December 31, 1995 to $283,000 at December 31, 1996 is due to continued losses and the recognition of a $6.5 million impairment loss. As more fully discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company transferred its stock in the oil recovery and disposal subsidiaries in September 1996. In connection with this transfer, the Company relinquished management and legal control of the operations. Market conditions and the projections of the future relationship between the revenues and cost of these operations, indicate that the Company will not recover the carrying value of their investment through the future cash flows of the businesses. Accordingly, the Company recognized the impairment loss in 1996.

        Other assets, net increased from $1.1 million at December 31, 1995 to $2.9 million at December 31, 1996 primarily due to the promissory notes received in connection with the sale of the commercial collection operations in Sabine Parish and the sale of a portion of the airspace at the Sabine Parish and LaSalle-Grant Landfills as further discussed in Note 3 of the Notes to Consolidated Financial Statements.

        Aggregate current and long-term debt increased from $31.0 million at December 31, 1995 to $41.2 million at December 31, 1996 primarily due to the issuance of $8.9 million of Solid Waste Revenue Bonds issued in connection with the Haleyville Landfill acquisition, the $1.5 million August Note and the $700,000 December Note issued in connection with the acquisition of the Sanifill Assets.

        The aggregate current and long-term reserve for closure and post-closure costs of $4.3 million at December 31, 1996 represents the accrued portion of the total estimated cost of $6.0 million for final closure and post-closure monitoring of the Company owned or managed facilities.

PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risks and other influences, which are outside the Company's control, and could yield actual results differing materially from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TransAmerican Waste Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of TransAmerican Waste Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 , and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Waste Industries, Inc. and subsidiaries as of December 31, 1995 and 1996, and their results of operations and their cash flows for the years ended August 31, 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 1997

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                December 31,
                                                           --------------------
                         ASSETS                              1995        1996
                                                           --------    --------
CURRENT ASSETS
   Cash and cash equivalents ...........................   $  1,532    $  1,334
   Restricted cash .....................................        783         879
   Accounts receivable, less allowance for doubtful
     accounts of $143 and $316, respectively ...........      2,271       3,381
   Other current assets ................................        904       1,019
                                                           --------    --------
      TOTAL CURRENT ASSETS .............................      5,490       6,613
Restricted cash ........................................      8,931      13,400
Property and equipment, net of accumulated depreciation 20,927 27,052 Deferred financing costs, net of accumulated
  amortization of $403 and $634, respectively ..........      2,101       2,453
Net assets transferred under contractual arrangements ..      7,520         283
Other assets, net ......................................      1,102       2,873
                                                           --------    --------
      TOTAL ASSETS .....................................   $ 46,071    $ 52,674
                                                           ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .....................................   $  1,229    $  1,447
  Accrued liabilities and other ........................      2,057       1,746
  Current portion of promissory notes to Investment
  Partnership ..........................................       --         1,338
  Current portion of long-term debt ....................      1,426       1,731
  Reserve for closure and post-closure costs ...........        307         211
                                                           --------    --------
      TOTAL CURRENT LIABILITIES ........................      5,019       6,473
Promissory notes to Investment Partnership, less current
  portion ..............................................       --           693
Long-term debt, less current portion ...................     29,603      37,414
Reserve for closure and post-closure costs, less current
portion ................................................      3,569       4,114
Other liabilities ......................................        447       2,344
                                                           --------    --------
      TOTAL LIABILITIES ................................     38,638      51,038
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 100,000,000 shares
   authorized; 29,649,124 and 30,694,041 shares issued
   and outstanding, respectively .......................         30          31
  Additional paid-in capital ...........................     24,999      25,799
  Warrants .............................................         75         394
  Retained earnings (deficit) ..........................    (17,671)    (24,588)
                                                           --------    --------
      TOTAL STOCKHOLDERS' EQUITY .......................      7,433       1,636
                                                           ========    ========
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 46,071    $ 52,674
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOUR
                                                                          MONTHS       YEAR
                                                                           ENDED       ENDED
                                                 YEAR ENDED AUGUST 31,   DECEMBER    DECEMBER
                                                 --------------------       31,         31,
                                                   1994        1995        1995        1996
                                                 --------    --------    --------    --------
Revenue ......................................   $ 11,061    $  7,350    $  4,493    $ 16,022
Expenses:
   Cost of services ..........................      8,534       4,553       2,485       8,699
   Depreciation and amortization .............      2,673       1,014         517       1,632
   General and administrative ................      4,102       3,509       1,103       3,220
   Cost of completed acquisitions ............        615         450        --          --
   Cost of terminated acquisitions and
   contracts .................................      5,354         233         265          50
                                                 --------    --------    --------    --------
     Operating income (loss) .................    (10,217)     (2,409)        123       2,421
                                                 --------    --------    --------    --------
Other income (expense):
   Interest expense, net .....................     (2,149)     (2,371)       (691)     (2,155)
   Gain on sale of assets ....................       --          --           236         437
   Exchange offer charge .....................       --        (1,644)       --          --
   Loss on investment in affiliate ...........       --          (563)       --          --
   Other income (expense), net ...............         56         241         (38)        135
                                                 --------    --------    --------    --------
     Total other expense .....................     (2,093)     (4,337)       (493)     (1,583)
                                                 --------    --------    --------    --------
Solid waste income (loss) ....................    (12,310)     (6,746)       (370)        838
Loss from oil recovery and disposal operations       (944)       (701)       (112)     (7,705)
                                                 --------    --------    --------    --------
     Loss before income taxes ................    (13,254)     (7,447)       (482)     (6,867)
Provision (benefit) for income taxes .........     (1,507)       (508)         46          50
                                                 --------    --------    --------    --------
     Net loss ................................   $(11,747)   $ (6,939)   $   (528)   $ (6,917)
                                                 ========    ========    ========    ========
Loss per common share ........................   $   (.75)   $   (.34)   $   (.02)   $   (.23)
                                                 ========    ========    ========    ========
Weighted average common shares outstanding ...     15,574      20,507      29,580      30,281
                                                 ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   COMMON STOCK    ADDITIONAL             RETAINED
                                 -----------------  PAID-IN               EARNINGS
                                 SHARES    AMOUNT   CAPITAL    WARRANTS   (DEFICIT)      TOTAL
                                 --------  ------- ----------  --------- ------------ ------------
BALANCE-AUGUST 31, 1993.......    15,450    $   15  $ 11,003    $   ---   $   1,543    $  12,561
Net loss......................       ---       ---       ---        ---     (11,747)     (11,747)
Issuance of common stock for
  over-allotment exercise of
  unit offering...............        81         1       399        ---         ---          400
Conversion of units...........        17       ---        69        ---         ---           69
Other issuances of common stock       63       ---       132        ---         ---          132
                                  -------  ------- ----------- --------- ------------ ------------
BALANCE-AUGUST 31, 1994.......    15,611        16    11,603        ---     (10,204)       1,415
Net loss......................       ---       ---       ---        ---      (6,939)      (6,939)
Issuance of common stock in
  private placement...........     5,000         5     2,395        ---         ---        2,400
Issuance of common stock in
  exchange for debentures.....     5,416         5     8,469        ---         ---        8,474
Issuance of common stock in
  conversion of short-term
  notes and valuation of
  related warrants............     2,117         2     1,494        ---         ---        1,496
Issuance of common stock for
  acquired business...........     1,000         1     1,006        ---         ---        1,007
Other issuances of common stock      193       ---        26        ---         ---           26
                                  -------  ------- ----------- --------- ------------ ------------
BALANCE-AUGUST 31, 1995.......    29,337        29    24,993        ---     (17,143)       7,879
Net loss......................       ---       ---       ---        ---        (528)        (528)
Warrants issued in conjunction
  with short-term financing...       ---       ---       ---         75         ---           75
Issuance of common stock under
  stock option plan...........         2       ---         1        ---         ---            1
Issuance of common stock for
  exercise of warrants........       310         1         5        ---         ---            6
                                  -------  ------- ----------- --------- ------------ ------------
BALANCE-DECEMBER 31, 1995.....    29,649        30    24,999         75     (17,671)       7,433
Net loss......................       ---       ---       ---        ---      (6,917)      (6,917)
Issuance of common stock under
  stock option plan...........       496       ---       233        ---         ---          233
Issuance of common stock for
  purchased business..........       333         1       324        ---         ---          325
Issuance of common stock in
  exchange for debentures.....       216       ---       243        ---         ---          243
Warrants earned in connection
  with development agreement..       ---       ---       ---         55         ---           55
Warrants issued in conjunction
  with short-term financing...       ---       ---       ---        264         ---          264
                                  -------  ------- ----------- --------- ------------ ------------
BALANCE-DECEMBER 31, 1996.....    30,694    $   31  $ 25,799    $   394   $ (24,588)   $   1,636
                                  =======  ======= =========== ========= ============ ============

   The accompanying notes are an integral part of these financial statements.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOUR
                                                                          MONTHS
                                                                           ENDED     YEAR ENDED
                                               YEAR ENDED AUGUST 31,     DECEMBER     DECEMBER
                                              ------------------------      31,          31,
                                                 1994         1995         1995         1996
                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................    $ (11,747)   $  (6,939)   $    (528)   $  (6,917)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating
   activities:
     Depreciation and amortization........        2,673        1,014          517        1,632
     Amortization of debt discount and
      deferred financing costs............          322          329          137          590
     Deferred income taxes................       (1,847)         ---          ---          ---
     Provision for closure and
     post-closure costs...................        1,310          359           45          114
     Cost of completed acquisitions.......          615          450          ---          ---
     Cost of terminated acquisitions and
     contracts............................        5,354          233          265           50
     Exchange offer charge................          ---        1,644          ---          ---
     Loss from oil recovery and disposal .          798          733          176        7,705
     Loss on investment in affiliate......          ---          563          ---          ---
     Gain on sale of assets...............          ---          ---         (236)        (437)
  Changes in assets and liabilities, net
   of effects of acquisitions:
     Accounts receivable.......                    (767)        (444)         (72)        (284)
     Other current assets.................          233          183          130         (115)
     Accounts payable and accrued
                   liabilities............        1,107        1,107         (191)          79
     Other, net...........................          347          254          186         (440)
                                              -----------  -----------  -----------  -----------
   Net cash provided (used) by operating
     activities...........................       (1,602)        (514)         429        1,977
                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of acquisitions and completed
   management contracts...................         (472)      (1,975)         (19)        (824)
  Deferred permitting costs...............          (75)         ---         (161)         ---

  Costs incurred on possible acquisitions.       (1,609)        (425)         (61)      (1,608)
  Purchases of property and equipment.....       (3,667)      (6,083)      (2,619)      (5,265)
  Proceeds from sale of equipment and
  contracts...............................            8          680          ---          959
  Payments to oil recovery and disposal...       (1,336)        (457)        (118)         ---
  Other...................................          (94)         (50)         (52)         ---
                                              -----------  -----------  -----------  -----------
   Net cash used by investing activities..       (7,245)      (8,310)      (3,030)      (6,738)
                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and warrants.........       17,154        4,285        5,621       11,579
  Payments of debt........................       (2,332)      (1,107)      (1,095)      (2,101)
  Proceeds from issuances of common stock.           48        2,519          ---          311
  Stock issuance and registration costs...         (123)        (298)         ---          (78)
  Deferred financing costs................       (1,331)        (472)        (391)        (583)
  Use (increase) of restricted cash.......      (10,361)       1,721       (2,272)      (4,565)
                                              -----------  -----------  -----------  -----------
   Net cash provided by financing
   activities.............................        3,055        6,648        1,863        4,563
                                              -----------  -----------  -----------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS.....       (5,792)      (2,176)        (738)        (198)
CASH AND CASH EQUIVALENTS:
      Beginning of period.................       10,238        4,446        2,270        1,532
                                              -----------  -----------  -----------  -----------
      End of period.......................    $   4,446    $   2,270    $   1,532    $   1,334
                                              ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BACKGROUND

        TransAmerican Waste Industries, Inc. and subsidiaries (the "Company"), a Delaware corporation, is engaged in the collection, processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations primarily by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses.

        The Company's operations are primarily located in Alabama, Louisiana, Mississippi, Tennessee, and Texas. The Company's customer base includes residential, commercial and industrial waste generators, local municipalities, and other waste companies. The Company's emphasis on solid waste operations began during fiscal 1994. Concurrently, the Company shut-down certain other operations, due to declining revenues and profitability.

        Key operating results for the Company's solid waste operations (excluding transaction and termination cost of $5,969,000, $683,000, $265,000 and $50,000 for the years ended August 31, 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, respectively, and such items as general and administrative expense and interest expense) are as follows (in thousands):

                                                             FOUR MONTHS
                                                                ENDED     YEAR ENDED
                                    YEAR ENDED AUGUST 31,     DECEMBER     DECEMBER
                                   -------------------------     31,          31,
                                      1994         1995         1995         1996
                                   ------------ ------------ ------------ ------------
Revenue..........................  $    2,948   $    6,982   $    4,493   $   16,022
Cost of services.................       (2,017)      (4,151)      (2,447)      (8,914)
Depreciation and amortization....         (483)        (839)        (501)      (1,570)
                                   ============ ============ ============ ============
                                   $      448   $    1,992   $    1,545   $    5,538
                                   ============ ============ ============ ============

        During 1996, the Company transferred management and legal control of its oil recovery and disposal operations, under the terms of contractual arrangements, in order to address on-going operational difficulties and because such businesses are not strategically aligned with the Company's core landfill and collection operations. See further discussion in Note 5.

        The Company has a geographic concentration in the southeastern United States and a concentration in the solid waste industry. The solid waste industry is subject to federal, state and local laws and regulations. The Company's operations may be impacted by changes in laws and regulations and by economic or other conditions affecting the Company's customer base.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and profits have been eliminated.

        CHANGE IN FISCAL YEAR. In February 1996, the Company changed its fiscal year end from August 31 to December 31. The accompanying financial statements include audited consolidated financial statements for the fiscal years ended August 31, 1994 and 1995 ("fiscal 1994", and "fiscal 1995", respectively), the four month transition period ended December 31, 1995, and the year ended December 31, 1996. Unaudited income statement information for the year ended December 31, 1995 is presented below for comparative purposes only (in thousands):

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Year Ended December 31,
                                                          ---------------------
                                                           1995          1996
                                                          -------      --------
                                                        (unaudited)
Revenue .............................................     $ 9,676      $ 16,022
Expenses:
  Cost of services ..................................       5,713         8,699
  Depreciation and amortization .....................       1,198         1,632
  General and administrative ........................       3,305         3,220
  Cost of completed acquisitions ....................         300          --
  Cost of terminated acquisitions and contracts .....         498            50
                                                          -------      --------
   Operating income (loss) ..........................      (1,338)        2,421
                                                          -------      --------
Other income (expense):
  Interest expense, net .............................      (2,156)       (2,155)
  Gain on sale of assets ............................         236           437
  Exchange offer charge .............................      (1,644)         --
  Loss on investment in affiliate ...................        (563)         --
  Other income (expense), net .......................         123           135
                                                          -------      --------
   Total other income (expense) .....................      (4,004)       (1,583)
                                                          -------      --------
Solid waste income (loss) ...........................      (5,342)          838
Loss from oil recovery and disposal operations ......        (509)       (7,705)
                                                          -------      --------
   Loss before income taxes .........................      (5,851)       (6,867)
Provision (benefit) for income taxes ................        (462)           50
                                                          -------      --------
   Net loss .........................................     $(5,389)     $ (6,917)
                                                          =======      ========
   Loss per common share ............................     $  (.21)     $   (.23)
                                                          =======      ========

        REVENUE RECOGNITION. The Company recognizes revenue upon the receipt and acceptance of non-hazardous industrial and municipal waste at its landfills. Direct costs associated with these operations are expensed as incurred.

        PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Capitalized landfill costs, which include direct costs incurred to obtain landfill permits and management contracts and to improve the sites, are being amortized based upon the utilization of available airspace, subject to the limitation of the useful life of the permits or the contract period as applicable. Interest cost related to construction projects and direct and incremental project related construction overhead is capitalized as a component of construction costs. Interest capitalized during fiscal years 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996 was $157,000, $411,000, $167,000 and $806,000, respectively. Expenditures for major additions and improvements are capitalized and maintenance and repairs are charged to expense as incurred. When property is retired or disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

        For financial reporting purposes, the Company calculates depreciation using primarily the straight-line method. Estimated useful lives are as follows:

                                                               Estimated
                                                               Lives (In
                                                                Years)
                                                             --------------
                       Landfill and transfer facilities        (see above)
                       Vehicles and equipment.........              5 - 10
                       Buildings......................                  15
                       Furniture and fixtures.........                   3

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the estimated undiscounted future cash flows are less than the carrying value of an asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The fair value is typically calculated by discounting the asset's expected future cash flow. See Note 5 for discussion of the impairment loss in 1996.

        FINANCIAL INSTRUMENTS. The recorded value of cash and cash equivalents and trade receivables and payables approximate fair value due to the relatively short period to maturity of these instruments. Similarly, the fair value of the Company's notes payable are estimated to approximate current value due to the relatively short period to maturity and interest rate characteristics. The fair value of the Solid Waste Revenue Bonds, Certificates of Participation, Convertible Subordinated Debentures cannot be readily determined, as these instruments are not actively traded on the open market. The Company has been informed that the Convertible Subordinated Debentures are currently trading at a discount, however the actual amount of the discount cannot be determined because of the limited activity. Based on the interest rates for recent financings completed by the Company with similar maturities, the Company believes that the fair value of the Solid Waste Revenue Bonds and Certificates of Participation approximates, or is a nominal discount to, the recorded value. The Company does not presently intend to repurchase any of these instruments prior to maturity.

        In the normal course of business, the Company has letters of credit and performance bonds which are not reflected on the consolidated balance sheet. The Company has estimated that the fair value of such instruments is nominal or the Company does not expect to be required to perform under the various agreements.

        COST INCURRED ON POSSIBLE ACQUISITIONS. Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third party accounting, legal and other consulting fees incurred in the negotiation and due diligence process. Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for realization on a periodic basis, and costs that management believes relate to transactions which will not be consummated are charged to expense. At December 31, 1995 and 1996, costs incurred on possible acquisitions included in other assets were $211,000 and $1,110,000, respectively. Cost of terminated acquisitions and contracts was $5.4 million, $233,000, $265,000 and $50,000 for the years ended August 31, 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, respectively. Fiscal 1994, includes $4.1 million for the terminated Crossridge acquisition (see Note 3) and $1.3 million for other possible acquisitions and contracts which were terminated during the period.

        COST OF COMPLETED ACQUISITIONS. During the years ended August 31, 1994 and 1995, pursuant to an employment agreement which has now been terminated as described in Note 12, a former executive officer of the Company was paid finder's fees of $615,000 and $450,000, respectively. Such amounts were expensed during the period in which the transactions were closed.

        DEFERRED FINANCING COSTS. Deferred financing costs consist of third party charges incurred in connection with various financings (see Note 7). These costs are being amortized over the life of the applicable instrument using the effective interest rate method.

        RESERVE FOR CLOSURE AND POST-CLOSURE COSTS. Reserve for closure and post-closure costs includes costs to be incurred for final closure and post-closure monitoring of existing facilities. The Company provides estimated closure and post-closure reserves based on utilization of air space (see Note
11).

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        INCOME TAXES. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax basis based on enacted tax rates. The Company provides a valuation allowance when, based on management's estimates, it is more likely than not that a deferred tax asset will not be realized in future periods.

        STOCK-BASED COMPENSATION. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in 1996 had no effect on the Company's results of operations.

        USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reported period. Actual results could differ from those estimates.

        CONSOLIDATED STATEMENTS OF CASH FLOWS. For purposes of the consolidated statement of cash flows, the Company considers highly liquid debt instruments having an original maturity of three months or less at the date of purchase to be cash equivalents. The effect of non-cash transactions related to the acquisitions and management contracts, discussed in Note 3, and certain other non-cash transactions are excluded from the statements of cash flows. Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                      FOUR MONTHS
                                                                         ENDED      YEAR ENDED
                                            YEAR ENDED AUGUST 31,      DECEMBER      DECEMBER
                                            -----------------------       31,           31,
                                              1994         1995          1995          1996
                                            ----------   ----------   ------------  ------------
Interest paid , net of amounts capitalized  $   1,791    $   1,791    $       540   $     2,146
Income taxes (paid) received, net.........        (74)         508            ---           ---
Property and equipment financed by direct
debt                                              890        1,593            924           382
Conversion of debt to equity..............         69        9,163            ---           243
Common stock issued for acquisitions and
  management contracts....................        ---        1,064            ---           325
Acquisitions financed by seller debt......        ---        1,117            ---         1,467
Warrants issued for services rendered.....        ---          ---            ---            55
Common stock issued for services rendered.        ---          118            ---           ---

        RECLASSIFICATIONS. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.      BUSINESS COMBINATIONS AND MANAGEMENT CONTRACTS

COMPLETED ACQUISITIONS AND MANAGEMENT CONTRACTS

        During 1994, 1995 and 1996, the Company completed the acquisitions and management contracts described below, all of which have been accounted for under the purchase method of accounting and have been included in the consolidated financial statements from the commencement of operations or purchase date, as applicable.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1996

        HALEYVILLE LANDFILL. On April 10, 1996, the Company completed the acquisition of the assets of Haleyville Sanitary Landfill, Ltd. ("HSLL") and the common stock of Peerless Landfill Company ("Peerless"). HSLL and Peerless managed and held the permits for the Haleyville Landfill which consists of approximately 114 acres located approximately 80 miles northwest of Birmingham, Alabama. The Company will manage the Landfill, which is owned by the Solid Waste Disposal Authority for the City of Haleyville (the "Authority") under a 20-year management agreement. The Haleyville Landfill is permitted to accept 1,500 tons per day of municipal solid waste in addition to certain types of non-hazardous industrial waste. The Haleyville Landfill site includes an active eleven acre construction and demolition landfill which currently accepts approximately 150 tons per day of inert material. Before municipal solid waste can be accepted at the site, the Company will be required to construct a new cell complying with Subtitle D of the Resource Conservation and Recovery Act of 1976. The Company does not intend to initiate construction of this facility until waste disposal contracts to support the operation have been arranged. There can be no assurances that such contracts will be obtained.

        The purchase price for the acquisition included (i) $1,500,000 cash at closing, (ii) a royalty of 2.5% of the site's revenue during 1999 and 2000, increasing to 5% of revenue thereafter, and (iii) an earnout of up to 1,166,667 shares of common stock of the Company issuable once the Haleyville Landfill reaches certain volumes of waste per day, subject to adjustment in cash or stock in 1999 if the value of the shares of common stock issued by the Company does not achieve a minimum value target. The Company has financed the acquisition and development of this project with Solid Waste Revenue Bonds ("Bonds") consisting of $7,945,000, 20-year, 8.5% tax-exempt bonds, and $1,000,000, 5-year, 11.5%
taxable bonds. Proceeds from the financing have been used for the initial purchase price, the establishment of debt service and interest funds, and debt issuance and other costs for the Haleyville Landfill. If the Company enters into waste disposal contracts to support the operations of the landfill, the proceeds will also be used for the construction of new cells, purchase of equipment, purchase of adjoining properties for which the Company has an option, and bonding for closure and post-closure obligations. The Bonds are secured by a pledge of revenue from the Haleyville Landfill and, until certain criteria are met, by the management fee income from another Company-managed landfill.

        CENTRAL LANDFILL. In May 1996, the Company completed the acquisition of the Central Landfill which consists of a 20-acre landfill in southern Mississippi. Pursuant to an interim agreement, the Company operated the facility and provided construction and improvement capital as well as landfill development expertise since March 1995. Operations under the interim agreement were included in the consolidated statements of operations beginning March 31, 1995. Consideration, paid in May 1996, for the landfill included $50,000 cash and 333,000 shares of restricted common stock (valued at $325,000) and a royalty of 5% of revenue. If certain targets are obtained and an expansion permit is received, the Company will pay additional consideration valued at $1.7 million, payable in cash and restricted common stock.

FISCAL YEAR 1995 AND THE FOUR MONTHS ENDED DECEMBER 31, 1995

        LASALLE - GRANT PARISH, LOUISIANA LANDFILL MANAGEMENT CONTRACT. In September 1994, the Company entered into a landfill management contract with the LaSalle - Grant Parish Police Juries ("Police Juries") under which operations commenced September 15, 1994. Pursuant to the management contract, the Company will manage and operate the 39-acre landfill for a term of 25 years. During the term of the contract, the Company is required to receive, process, dispose of and otherwise handle certain solid waste generated within the parishes and received at the landfill for disposal. The Company agreed to design, construct, operate, manage and permit the expansion of the landfill at the sole cost of the Company. The Company also provided a $1 million performance bond in favor of the Police Juries and will pay an aggregate royalty to the Police Juries equal to 5% of the landfill's gross disposal revenue. In

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the Company pays a royalty equal to 5% of the gross landfill disposal revenue to a company which assisted in securing the contract. The Company also assumed responsibility for closure and post-closure expenses and activities.

        MOBILE CONSTRUCTION & DEMOLITION LANDFILL. In April 1995, the Company entered into a two-year management contract with an option to purchase with H&S Land, Inc., pursuant to which the Company will manage and operate a 142-acre construction and demolition landfill located in Mobile, Alabama. In consideration for the right to operate the landfill, the Company issued 100,000 shares of restricted common stock and agreed to pay a royalty equal to 10% of gross revenue, with a guaranteed minimum monthly royalty of $4,000 during the two-year period. The landfill is permitted to accept construction and demolition debris as well as certain types of industrial waste. The Company has elected not to exercise its option to purchase the landfill and will complete its obligation under the management contract in April 1997.

        TRANSWASTE, INC. In June 1995, the Company acquired a solid waste transfer station, a materials recovery facility and its related hauling operation located in Alexandria, Louisiana, for total consideration of $3,649,000, consisting of $1,525,000 in cash, 1,000,000 shares of restricted common stock and a $1,117,000 unsecured promissory note.

        HANCOCK COUNTY LANDFILL MANAGEMENT CONTRACT. In June 1995, the Company entered into a landfill management contract with the Hancock County, Mississippi Solid Waste District ("District") pursuant to which the Company will manage and operate the District's construction and demolition landfill and will construct and manage a new municipal solid waste landfill for 20 years, subject to approval by the State of Mississippi and certain other conditions being satisfied. During 1996, the Company received a one year extension on the management contract for the District's construction and demolition landfill. At December 31, 1996, the Company and the District are continuing to pursue the necessary regulatory approvals and other conditions for the municipal solid waste landfill. However, there can be no assurances given that such regulatory approvals or other conditions will be satisfied. The landfills are located near Waveland, Mississippi. During the term of the contract, the Company is required to receive, process, dispose of and otherwise handle non-industrial solid waste. The District, Hancock County and its residents will be able to deliver waste to the construction and demolition landfill without charge. The Company assumed all closure and post-closure responsibilities associated with the landfill. The Company will pay a royalty to the District of between 5% and 7% of gross municipal solid waste landfill revenue, depending upon the location where the waste is generated. The Company has guaranteed a minimum royalty of $10,000 per month beginning the earlier of two years after the commencement of the contract or the month after minimum specified volume targets have been achieved. In addition, the Company also will pay a royalty equal to 5% of gross municipal solid waste landfill revenue to a company affiliated with the landfills.

        UNION COUNTY LANDFILL MANAGEMENT CONTRACT. In July 1995, the Company entered into a landfill management contract with the Union County, Tennessee Solid Waste Authority ("Authority"), pursuant to which the Company will manage and operate the Authority's municipal solid waste landfill for 20 years. The Company has agreed to design, construct and operate the future expansion of the municipal solid waste landfill. The landfill is located near Knoxville, Tennessee. During the term of the contract, the Company is required to receive, dispose of and otherwise handle non-industrial waste. The Authority will pay the Company a tipping fee for each ton of waste deposited at the landfill. The Company assumed closure and post-closure responsibilities associated with the landfill and reimbursed the Authority $285,000 for costs associated with the landfill. The Company pays a royalty of 5% of gross revenue to the Authority and provided a $250,000 performance bond in favor of the Authority.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEAR 1994

        MOBILE, ALABAMA SOLID WASTE MANAGEMENT CONTRACT. In October 1993, the Company entered into a contract with the City of Mobile, Alabama ("City") Solid Waste Authority ("Waste Authority") pursuant to which the Company will manage the Waste Authority's landfill for the greater of 20 years or the life of the landfill. The landfill is situated on a 467-acre site, of which 80 acres are currently permitted and occupied by landfill operations. The Waste Authority pays the Company a tipping fee for each ton of solid waste disposed in the landfill. The Company pays a royalty to the Waste Authority which is equal to 5% of gross landfill disposal revenue and provided a $3 million performance bond in favor of the Waste Authority. The Company assumed responsibility for closure and post-closure costs for the existing site. The Waste Authority retains title to the landfill and maintains the permit in the Waste Authority's name. The City and the Waste Authority have agreed to indemnify the Company against certain liabilities relating to conditions that may have existed at the landfill prior to commencement of the contract. The Company has the right to seek additional sources of waste streams. The Company also agreed to design, construct and operate an expansion of the landfill at its own expense. As discussed in Note 7, in March 1994, debt of $15,675,000 was issued by an affiliate of the Company to finance the upgrade and expansion of the facility. In addition, the Company agreed to pay 5% of the landfill revenue to a company which represented the Company during contract negotiations and which will provide ongoing representation with regard to the operation and management of the landfill.

        SABINE PARISH, LOUISIANA LANDFILL MANAGEMENT AND COLLECTION CONTRACTS. In April 1994, the Company entered into a landfill management contract and a collection contract with Sabine Parish, Louisiana Police Jury ("Parish") under which operations commenced May 16, 1994. Pursuant to the management contract, the Company will manage and operate the Sabine Parish landfill for a term of 25 years. The landfill is situated on a 107-acre site, of which 71 acres are currently permitted and occupied by landfill operations. During the term of the management contract, the Company is required to receive, process, dispose of and otherwise handle certain solid and other non-hazardous wastes generated within the 95-mile radius of the landfill and delivered at the landfill for disposal. The Company assumed all closure and post-closure costs associated with the landfill and agreed to design, construct, operate, manage and permit the expansion of the landfill at the sole cost and expense of the Company. The Company provided a $1,000,000 performance bond in favor of the Parish. The Company pays a royalty to the Parish which is equal to 5% of the landfill's gross disposal revenue. The Parish and residents of the Parish deliver waste to the landfill without charge. The Company also pays a royalty equal to 5% of the gross landfill disposal revenue to a company which assisted in securing the contracts.

        Pursuant to the collection contract, the Company is required to assume and perform the Parish's solid waste collection and transportation operations within the geographical area of the Parish for an initial term of 10 years. The Company provided a $500,000 performance bond in favor of the Parish. As more fully discussed below, in April 1996, the Company sold its hauling equipment and subcontracted the Sabine Parish residential collection operations.

        CHILTON COUNTY, ALABAMA SANITARY LANDFILL. In May 1994, the Company acquired the Chilton County Sanitary Landfill for $100,000 cash and the assumption of estimated closure and post-closure cost associated with the existing site. The Chilton County Sanitary Landfill is situated on a 97-acre site located in Thorsby, Alabama. The Company commenced operations of the landfill on June 1, 1994. In addition, the Company will pay a royalty equal to 5% of the gross landfill disposal revenue to a company which assisted in securing the acquisition.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The incremental cost of businesses and management contracts acquired during fiscal 1994 and 1995 and the year ended December 31, 1996 (no acquisitions were completed during the four months ended December 31, 1995), including internal costs that have been expensed is summarized as follows (in thousands):

                                                                                YEAR ENDED
                                                  YEAR ENDED AUGUST 31,        DECEMBER 31,
                                               -----------------------------   -------------
                                                   1994            1995            1996
                                               -------------   -------------   -------------
    Common Stock issued......................  $        ---    $      1,064    $        325
    Cash paid................................           472           1,975              50
    Debt issued..............................           ---           1,117           1,467
    Liabilities assumed......................         3,982           1,161             522
                                               -------------   -------------   -------------
    Incremental cost of businesses acquired..  $      4,454    $      5,317    $      2,364
                                               =============   =============   =============

        Revenue attributable to the facilities and management contracts acquired during each year was $2,986,000, $1,655,000 and $2,174,000 for fiscal 1994, fiscal 1995 and for the year ended December 31, 1996, respectively.

TERMINATED ACQUISITIONS

        The Company evaluates possible candidates for acquisition, management, merger, and exchange of interests as part of its overall strategy. However, a transaction may not ultimately be consummated based on management review following the negotiation or due diligence process or due to other factors beyond management control. Significant terminated acquisitions since the beginning of fiscal 1994 are described below.

        WASTE INDUSTRIES, INC. In July 1996, the Company signed a letter of intent to merge with Waste Industries, Inc. ("Waste Industries"), pursuant to which the Company and Waste Industries would have combined in a transaction that would have resulted in the shareholders of Waste Industries controlling approximately 75% of the common stock of the resulting entity. In September 1996, the Company and Waste Industries mutually agreed to terminate the letter of intent.

        PHOENIX ENVIRONMENTAL INVESTMENTS, INC. The Company entered into a letter of intent in January 1995 with the shareholders (the "Phoenix Shareholders") of Phoenix Environmental Investments, Inc., pursuant to which the Company and the Phoenix Shareholders intended to form a new company. In May 1995, the Company and the Phoenix Shareholders mutually agreed to terminate the letter of intent.

        CROSSRIDGE. In August 1992, the Company paid $200,000 and entered into an option agreement to acquire the rail-served Crossridge landfill located in southeastern Ohio. In January 1993, the Company paid an additional $100,000 and entered into a definitive agreement to acquire the landfill for $10 million cash and a royalty of $6.25 per ton for the life of the landfill. The closing date was extended on a monthly basis as long as the Company continued to pay non-refundable $100,000 monthly cash advances which would be applied to the purchase price. The closing was subject to certain conditions including completion of the Company's due diligence, receipt of necessary consents and permits, obtaining sufficient financing and certain other customary conditions.

        The Company vigorously pursued the closing of this acquisition. However, during 1993 and 1994, disposal fees in the northeastern United States declined, and in August 1994, the Company received notice from the east-west rail line that it would not enter into new agreements to transport waste by box car. These factors significantly impaired the Company's profit and cash flow expectations, requiring the Company to seek a revision in the terms of the transaction. In October 1994, the Company discontinued paying the $100,000 monthly advance to extend the closing date until new terms could be negotiated. Although negotiations continued with the seller, a written amended agreement was not obtained and

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management believed that there was substantial uncertainty that the transaction would be completed. Accordingly, during the fourth quarter of fiscal 1994, the Company expensed all previously deferred costs and advances related to the Crossridge acquisition of approximately $4.1 million. Management is no longer pursuing this transaction.

        RESOURCES & ENVIRONMENTAL CONSULTING CORPORATION. During July 1992, the Company obtained an option to acquire Resources & Environmental Consulting Corporation ("RECC"), a Company controlled by a former executive officer of the Company, for 27,777 restricted shares of common stock. The primary assets of RECC were a letter of intent to acquire the assets of a solid waste transfer station and recycling facility. During May 1994, RECC and the Company terminated the acquisition of the transfer station and accordingly, expensed $572,000 of costs specifically related to the acquisition and prior advances.

SALE OF ASSETS

        SALE OF SABINE COMMERCIAL COLLECTION OPERATIONS. In April 1996, the Company sold its commercial collection operations in Sabine Parish for $909,000, consisting of cash, the retirement of certain liabilities and a promissory note for $437,000. The promissory note bears interest at 8% per annum and is payable in monthly installments through April 2004. The promissory note is collateralized by certain assets of the purchaser. At December 31, 1996, the note receivable of $410,000 was included in other assets in the accompanying consolidated balance sheet.

        The Company and the purchaser of the commercial collection operations (the "Purchaser") entered into a subcontract for the residential collection contract with the Parish. Under the terms of the subcontract, the Company will retain all requirements specified in its contract with the Parish with regard to performance bonds and insurance.

        The Company also entered into agreements with the Purchaser to sell a portion of the airspace at the Sabine Parish landfill and to sell a portion of the airspace at the LaSalle-Grant landfill, including transfer service from the Company's transfer station in Alexandria, Louisiana. Revenue under the terms of these agreements will be recognized as the airspace is utilized. As consideration for these agreements, the Company received a promissory note for $240,000, bearing interest at 8% per annum, payable in monthly installments through April 2004, and a promissory note for $1,595,000, bearing interest at 8% per annum, payable in monthly installments through April 2001, respectively. The notes are partially secured by certain assets of the Purchaser. At December 31, 1996, notes receivable totaling $1,650,000 were included in other assets and the related deferred revenue totaling $1,540,000 was recorded in other liabilities in the accompanying consolidated balance sheet.

        At the option of the Purchaser, the Company may be required to purchase the assets of the Purchaser used in its Louisiana operations, excluding the commercial collection operations in Sabine Parish recently sold as noted above, for $2,600,000, provided that a certain minimum level of revenue is generated by such operations for the year ending January 31, 1999.

        SALE OF CHILTON COUNTY COLLECTION OPERATIONS. In November 1995, the Company sold assets used in the collection and transportation of municipal solid waste near its Chilton County landfill for $750,000 and recognized a gain of approximately $236,000 during the four months ended December 31, 1995. Under the terms of the sales agreement, the Company agreed not to compete with these operations for a period of five years.

        INVESTMENT IN MCGINNES BROS., INC. McGinnes Bros., Inc., an investment being accounted for under the cost method was liquidated in August 1995. In the liquidation, the Company received certain assets valued at $360,000 and recognized a loss $563,000.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      PROPERTY AND EQUIPMENT

        The major categories of property and equipment are as follows (in thousands):

                                                          DECEMBER 31,
                                                  ------------------------------
                                                      1995            1996
                                                  --------------  --------------
            Landfill and transfer facilities...    $    16,915     $     20,485
            Vehicles and equipment.............          6,817            8,091
            Land and buildings.................          1,494            1,551
            Furniture and fixtures.............            339              484
                                                  --------------  --------------
                                                        25,565           30,611
            Less: accumulated depreciation.....         (4,638)          (3,559)
                                                  ==============  ==============
                                                   $    20,927     $     27,052
                                                  ==============  ==============

5.      ASSETS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

        On September 30, 1996, the Company entered into two agreements to transfer the stock of its oil recovery and disposal subsidiaries, Controlled Recovery, Inc. ("CRI") and Inland Products, Inc. ("Inland"), to two separate parties, respectively. Under the terms of the agreements, the Company will receive as consideration an amount equal to: (i) 47.5% and 48.5% of CRI's and Inland's respective cash flow up to $150,000 per calendar quarter, plus (ii) 38.4% and 39.2% of their respective cash flow in excess of $150,000 per calendar quarter. These payments will continue for the life of the business. Cash flow for purposes of the calculation is subject to certain adjustments as specified in the terms of the respective agreements. Additionally, under the terms of the agreements, the Company has no future cash obligation to fund the operations of the businesses. At December 31, 1996, the Company is the guarantor of approximately $450,000 of Inland's term debt.

        In connection with these transactions, the Company relinquished its management and legal control over the operations of the oil recovery and disposal operations. The Consolidated Financial Statements, therefore present, retroactively, the oil recovery and disposal operations as an equity investment. Certain prior period amounts have been reclassified to conform to the current presentation.

        CRI and Inland derive substantially all of their revenue from the processing and recovery of crude oil sludge and the disposal of non-hazardous oilfield waste in Hobbs, New Mexico and Kilgore, Texas. The Company transferred management and legal control of these businesses in order to address on-going operational difficulties and because such businesses are not strategically aligned with the Company's core landfill and collection operations. Due to increased activity in the local oil industry, CRI and Inland experienced moderate increases in revenues from increased volumes of oil products processed and disposed of during the fourth quarter of 1996. However, the incremental cost associated with the increased volumes resulted in continued losses. Market conditions and projections of the future relationship between the revenues and costs of the operations indicate that the Company will not recover the carrying value of its investment in CRI and Inland through undiscounted future cash flows of the businesses. Accordingly, the Company has recognized an impairment loss of approximately $6.5 million which is included in loss from oil recovery and disposal operations in the accompanying consolidated statement of operations for the year ended December 31, 1996.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following summarized financial data for the combined CRI and Inland operations for the periods prior to the transfer of management and legal control of operations does not include corporate allocations of overhead from the Company and the results are not necessarily indicative of those that would be achieved on a stand-alone basis (in thousands):

                                                                  FOUR MONTHS
                                                                     ENDED       YEAR ENDED
                                        YEAR ENDED AUGUST 31,      DECEMBER      DECEMBER
                                        -----------------------       31,           31,
                                          1994         1995          1995           1996
                                        ----------   ----------   ------------   -----------
         Revenue.......................  $3,213      $ 3,208      $   1,530      $  2,229   (1)
         Operating loss................    (819)        (573)           (95)       (7,676)  (2)
         Net loss......................    (944)        (701)          (112)       (7,705)

         Net cash provided (used) by
           operating activities........    (146)          32             64          (287)
         Net cash used by investing
         activities....................    (986)         (3)            ---           ---

(1) Reflects revenue through the date of transfer of management and control of operations, September 30, 1996. Revenue for the period October 1, 1996 to December 31, 1996, as reported by CRI and Inland, was approximately $929,000 (unaudited).

(2) Reflects cost of operations through the date of transfer of management and control of operations, September 30, 1996, impairment loss of $6.5 million and amortization of approximately $65,000 of the difference between the Company's cost of the investment in the operations and the net assets of CRI and Inland. Operating cost for the period October 1, 1996 to December 31, 1996, as reported by CRI and Inland, was approximately $940,000 (unaudited).

6.      SHORT-TERM BORROWINGS

        In August 1996, the Company borrowed $1,500,000 from an investment partnership (the "Investment Partnership") under the terms of a promissory note (the "August Note"). The borrowings bore interest at 12%. The August Note was exchanged, in January 1997, for a 12% convertible promissory note (see Note 13). The August Note and subsequent 12% convertible promissory note are secured by certain accounts receivable which results in a portion of the note being classified as a current liability in the accompanying balance sheet. In connection with the issuance of the August Note, the Company issued to the Investment Partnership warrants to purchase 275,000 shares of common stock at an exercise price of $2.16 per share (the "August Warrants"). The August Warrants expire in August 1999. The proceeds of the borrowings were allocated between the August Note and the August Warrants based on their relative fair values at date of issuance with the resulting debt discount being amortized over the life of the August Note.

        In December 1996, the Company borrowed $700,000 from the Investment Partnership ("December Note") to fund the initial deposit required by the definitive agreement to purchase the Sanifill Assets executed in December 1996 (see Note 13). The December Note bore interest at 12%, was to mature on the earlier of the next debt or equity offering or August 1997 and was convertible into shares of common stock at $1.00 per share. The December Note was repaid in January 1997 (see Note 13). In connection with the issuance of the December Note, the Company issued warrants to purchase 300,000 shares of common stock at $.75 per share (the "December Warrants"), repriced the August Warrants from $2.16 per share to $1.00 per share and extended the maturity of the August Note. The December Warrants expire in December 2001. The proceeds of the borrowings were allocated between the December Note and the December Warrants based on their relative fair values at the date of issuance with the resulting debt discount being amortized over the life of the December Note. The fair values of the August Note and August Warrants were adjusted to reflect their amended terms with the additional debt discount being amortized over the remaining life of the note.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In June 1995, the Company obtained short-term financing from a limited number of investors by issuing 12% convertible promissory notes in the aggregate principal amount of $1,550,000 ("Notes") and warrants entitling the holders to purchase an aggregate of 310,000 shares of the Company's common stock at $.01 per share. The proceeds of this financing were used to fund the acquisition of a transfer station, materials recovery facility and related hauling operation. Following the July 1995 issuance of the $2,500,000 Solid Waste Revenue Bonds described in Note 7, the holders of the 12% convertible promissory notes, which were payable upon the receipt of outside financing, converted their Notes into 2,066,667 shares of Common Stock pursuant to the original conversion terms and converted the aggregate interest accrued thereon into an additional 29,628 shares of common stock. In addition, 20,615 shares of common stock and other consideration were paid to a company to facilitate the conversion. In September 1995, 310,000 shares of common stock were issued pursuant to the exercise of related warrants.

        In October 1995, the Company obtained short-term financing from a single investor by issuing a 12% convertible promissory note with the maximum aggregate principal of $3,000,000 and warrants to purchase 375,200 shares of common stock at $1.60 per share. The proceeds of this financing were used to fund various development projects. The Company borrowed $823,000 under this promissory note. The outstanding balances were repaid in connection with the completion of the December 1995 offering of $5,000,000 Solid Waste Revenue Bonds described in Note 7 and the promissory note expired. The warrants were recorded at fair value at the date of issuance and the resulting debt discount was charged to interest expense when the debt was retired.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                               DECEMBER 31,
                                                                         --------------------------
                                                                            1995          1996
                                                                         -----------   ------------
Solid Waste Revenue Bonds (i) Series 1996-A (tax-exempt) $7,945,000 before unamortized discount of $308,000, bearing interest at 8.5%
  payable annually through April 2016 (ii) Series 1996-B (taxable)
  $1,000,000 before unamortized discount of $80,000, bearing interest at 11.5% payable annually through April 2001; secured by certain
  pledged landfill revenues............................................  $       ---   $     8,557
Solid Waste Revenue Bonds (i) Series 1995-A (tax-exempt) $4,000,000 before unamortized discount of $160,000 and $154,000, respectively, bearing interest at 8% payable annually through December 2015 (ii)
  Series 1995-B (taxable) $1,000,000 and $935,000, respectively, before unamortized discount of $42,000 and $36,000, respectively, bearing interest at 10.75% payable annually through December 2004; secured by
  certain landfill revenues............................................        4,798         4,745
Solid Waste Revenue Bonds (i) Series 1995-A (tax-exempt) $2,000,000 before unamortized discount of $118,000 and $113,000, respectively, bearing interest at 8.25% payable annually through July 2015 (ii)
  Series 1995-B (taxable) $500,000 before unamortized discount of
  $42,000 and $36,000 respectively, bearing interest at 12% payable annually through July 2002; secured by a certain transfer station and
  related equipment....................................................        2,340         2,351
Nonrecourse Certificates of Participation (i) Series A (tax-exempt)
  $15,240,000, before unamortized discount of $487,000 and $457,000, respectively, bearing interest at 7.6% payable semi-annually, with principal payments commencing October 1997 through 2013, (ii) Series B
  (taxable), $435,000 in 1995 before unamortized discount of $3,000, bearing interest at 9% payable semi-annually, retired October 1996, with such principal funded for both Series A and B to a trust in
  monthly installments................................................        15,185        14,783
10% Convertible Subordinated Debentures, $6,458,000 and $6,008,000,
  respectively, before unamortized discount of $1,271,000, and
  $1,087,000, respectively, interest payable semi-annually through July
  2003.................................................................        5,187         4,921
Notes payable to previous owner of business acquired, interest at 8%
  payable in monthly installments through June 2005....................        1,080         1,001
Notes payable to banks and financial institutions, interest ranging from 6% to 14%, payable monthly through February 2004, secured by
  certain equipment and real property..................................        2,439         2,787
                                                                         -----------   ------------
                                                                              31,029        39,145
Less: current portion..................................................       (1,426)       (1,731)
                                                                         -----------   ------------
                                                                         $    29,603   $    37,414
                                                                         ===========   ============

        SOLID WASTE REVENUE BONDS. In April 1996, the Company completed the offering of Solid Waste Revenue Bonds ("Bonds") consisting of $7,945,000, 20-year, 8.5% tax-exempt bonds, and $1,000,000, 5-year, 11.5% taxable bonds. Proceeds from the financing have been used for the initial purchase price, the establishment of debt service and interest funds, and debt issuance and other costs for the Haleyville landfill. The remaining proceeds from the offering are held by a trustee bank to be used to fund the construction of new cells, purchases of equipment, purchases of adjoining properties for which the Company has an option, and bonding for closure and post-closure obligations. The Bonds are secured by a pledge of revenue from the Haleyville Landfill and, until certain criteria are met, by the management fee income from another Company-managed landfill.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SOLID WASTE REVENUE BONDS. In December 1995, the Company completed the offering of $4,000,000 principal amount Tax-Exempt Solid Waste Revenue Bonds Series 1995-A and $1,000,000 principal amount Taxable Solid Waste Revenue Bonds Series 1995-B issued by the Union County Solid Waste Authority (Tennessee). Proceeds from the sale of such bonds will be used to replace funds invested by the Company, to make future capital improvements and to purchase additional equipment for the Company-managed municipal solid waste landfill and related handling and disposal facilities in Union County, Tennessee. The bonds were sold with an aggregate discount of $203,000. Proceeds from the offering are held by a trustee bank in restricted accounts and are disbursed to the Company upon presentation of invoices related to construction and expansion activities. These bonds are secured by the revenues derived from the Union County landfill, and until certain operating levels are obtained, the revenues from another Company-owned landfill.

      SOLID WASTE REVENUE BONDS. In July 1995, the Company completed the offering of $2,000,000 Tax-Exempt Solid Waste Revenue Bonds, Series 1995-A and $500,000 principal amount Taxable Solid Waste Revenue Bonds, Series 1995-B by the England Economic and Industrial Development District (Louisiana). Proceeds from such sale were used to replace funds invested by the Company to pay the cash portion of the purchase price for TransWaste, Inc., to upgrade the TransWaste facility, to establish a debt service reserve fund and to pay the costs associated with issuing the bonds. The bonds were sold with an aggregate discount of $165,000. Proceeds from the offering are held by a trustee bank in restricted accounts and are disbursed to the Company upon presentation of invoices related to construction and expansion activities. These bonds are secured by the TransWaste facility and related assets.

      NONRECOURSE CERTIFICATES OF PARTICIPATION. During March 1994, a newly created subsidiary of the Company (whose balances and activities are consolidated herein) completed the issuance of two series of Certificates of Participation ("Certificates") totaling $15,675,000. The Certificates were issued at a discount of $543,000. The proceeds from the Certificates are being used to upgrade and expand the Company managed Chastang landfill near Mobile, Alabama. Proceeds from the offering are held by a trustee bank in restricted accounts and are disbursed to the Company upon presentation of invoices related to construction and expansion activities. A portion of the funds is also held in debt service and interest reserve accounts. The debt is secured solely by a pledge of revenue derived from the landfill's operations and is without recourse to the Company.

        10% CONVERTIBLE SUBORDINATED DEBENTURES. During 1993, the Company completed the offering of 16,022 units consisting of an aggregate $16,022,000 of 10% convertible subordinated debentures due 2003 ("Debentures") and 640,880 shares of common stock. The Debentures are unsecured obligations subordinated to all existing and future senior indebtedness.

        The Debentures are convertible into shares of common stock at an initial conversion price of $5.50 per share (subject to adjustment). The Debentures will be automatically converted if the average closing sale price of common stock for any 30 consecutive trading days exceeds 165% of the conversion price then in effect. The Debentures were issued at a discount of $3,644,000 attributable to the common stock included in the units, based upon the average price of common stock for the 30-day period preceding the closing of the offering. The discount is being amortized using the effective interest method over the term of the Debentures. In February 1994, $96,000 principal amount of Debentures was converted into 17,000 shares of common stock at a conversion price of $5.50 per share.

        In February 1995, the Company made an offer to all holders of its Debentures to reduce the conversion price of the original terms. Pursuant to the exchange offer 3,894,699 shares of common stock were exchanged for $8,269,000 principal face amount of its issued and outstanding Debentures, and 950,935 shares of common stock were issued in payment of $520,000 of accrued interest thereon through March 15, 1995. On the date of the exchange offer, the fair value of the common stock exchanged for the

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debentures exceeded the fair value of common stock issuable under the original conversion terms by $1,644,000, which was recognized as a non-cash expense on the date of the exchange offer.

        In August 1995, in a privately negotiated transaction, the Company exchanged 564,729 shares of common stock for $1,199,000 principal face amount of its issued and outstanding Debentures and 5,667 shares of common stock were issued in payment of the accrued interest thereon through August 25, 1995.

        In December 1996, in a privately negotiated transaction, the Company exchanged 202,500 shares of common stock for $450,000 principal face amount of its issued and outstanding Debentures and 13,500 shares of common stock were issued in payment of the accrued interest thereon through December 13, 1996.

        Accrued interest for the Company's total indebtedness was $729,000 and $899,000 at December 31, 1995, and December 31, 1996 respectively.

        Future maturities of long-term debt as of December 31, 1996, were as follows (in thousands):

                         Years Ending
                         December 31,
                         ------------
                             1997                 $     1,731
                             1998                       1,341
                             1999                         958
                             2000                         844
                             2001                         626
                          Thereafter                   33,645
                                                 -------------
                                                  $    39,145
                                                 =============

8.      INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return. The Company's provision for income taxes is determined by applying the Company's effective income tax rate to pre-tax financial reporting income, adjusted for permanent book-tax differences. The Company's provision for income taxes for the periods reported consist of the following (in thousands):


                                                                  FOUR MONTHS
                                                                     ENDED       YEAR ENDED
                                        YEAR ENDED AUGUST 31,      DECEMBER      DECEMBER
                                        -----------------------       31,           31,
                                          1994         1995          1995           1996
                                        ----------   ----------   ------------   -----------
         Current......................  $     340    $    (508)   $        46    $       50
         Deferred.....................     (1,847)         ---            ---           ---
                                        ==========   ==========   ============   ===========
         Income tax provision
         (benefit)....................  $  (1,507)   $    (508)   $        46    $       50
                                        ==========   ==========   ============   ===========

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        At December 31, 1995 and 1996, the individually significant components which comprise the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                               December 31,
                                                          ---------------------
                                                           1995          1996
                                                          -------       -------
Deferred tax assets
   Net operating loss carryforward .................      $ 5,891       $ 4,896
   Other ...........................................        1,816         2,348
   Valuation allowance .............................       (4,832)       (5,302)
                                                          -------       -------
                                                            2,875         1,942
                                                          -------       -------
Deferred tax liabilities
   Excess of book basis over tax basis of
   property ........................................        2,190           985
   Other ...........................................          685           957
                                                          -------       -------
                                                            2,875         1,942
                                                          -------       -------
Net deferred tax liability .........................      $  --         $  --
                                                          =======       =======

        At December 31, 1996, the Company had a net operating loss carryforward
(NOL) of approximately $13 million which will expire if not utilized beginning in 2001. The amount of the NOL which can be utilized to offset taxable income in any individual year is limited. The deferred tax asset attributable primarily to the NOL has been reduced by a valuation allowance due to uncertainties surrounding the NOL's realization. The NOL will reduce taxable income when realized unless the valuation allowance is reduced at an earlier date upon resolution of the uncertainties.

        The table below reconciles the Company's statutory income tax benefit to its effective income tax provision (in thousands):

                                                                  FOUR MONTHS
                                                                     ENDED       YEAR ENDED
                                        YEAR ENDED AUGUST 31,      DECEMBER      DECEMBER
                                        -----------------------       31,           31,
                                          1994         1995          1995           1996
                                        ----------   ----------   ------------   -----------
    Statutory federal tax benefit.....  $  (4,506)   $  (2,532)   $      (164)   $   (2,335)
    State income taxes................       (363)        (146)            23           53
    Adjustment of valuation allowance.      3,622          674            137          470
    Non-deductible expenses...........        ---          862             14           38
    Non-deductible loss on
       disposition of subsidiary..        ---          ---            ---        1,700
    Amortization of costs in excess
       of fair value of assets
       acquired.......................         43           42             16           36
    Other.............................       (303)         592             20           88
                                        ----------   ----------   ------------   -----------
    Effective tax provision (benefit).  $  (1,507)   $    (508)   $        46    $      50
                                        ==========   ==========   ============   ===========

9.      STOCKHOLDERS' EQUITY

        COMMON STOCK. The number of authorized shares of the Company's Common Stock is 100,000,000.

        STOCK OPTION PLAN. In June 1996, at the Company's Annual Meeting of Stockholders, the Company's stock option plan for officers, directors and key employees was increased by 1,000,000 shares. The stock option plan, as amended ("Stock Option Plan"), authorizes the grant of options to purchase a maximum of 4,500,000 shares of Common Stock. The plan provides for the issuance of stock-based incentive awards, including deferred stock, restricted stock, and stock appreciation rights.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exercise price of options granted under the plan may not be less than the fair market value of the Common Stock on the date of grant. The vesting period of each grant is determined by the Board of Directors. The term of each option shall not be more than ten years.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) which is effective for fiscal years beginning after December 15, 1994. As permitted by SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated statement of operations. Had compensation cost been recognized based on the fair value at the grant dates for awards made during the four months ended December 31, 1995 and the year ended December 31, 1996, net loss and loss per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   FOUR MONTHS
                                              ENDED       YEAR ENDED
                                            DECEMBER      DECEMBER
                                               31,           31,
                                              1995           1996
                                           ------------   -----------
            Net loss
               As reported.............    $      (528)   $   (6,917)
               Pro forma...............           (541)       (7,210)

            Loss per common share
               As reported.............    $      (.02)   $     (.23)
               Pro forma...............           (.02)         (.24)

        The fair value of grants made during the four months ended December 31, 1995 and the year ended December 31, 1996 were estimated on the date of grant using an option pricing model as described in SFAS 123. The significant weighted-average assumptions used in the model are as follows:

                                              FOUR
                                             MONTHS
                                              ENDED       YEAR ENDED
                                            DECEMBER       DECEMBER
                                               31,            31,
                                               1995          1996
                                            -----------   ------------
            Risk-free interest rate              5.73%          5.80%
            Volatility                         124.03%         99.54%
            Expected lives                     6 years        6 years
            Dividend yield                        None           None

        Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        A summary of the status of the Stock Option Plan for the years ended August 31, 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996 is as follows:

                                                                 FOUR MONTHS
                             YEAR ENDED        YEAR ENDED           ENDED          YEAR ENDED
                             AUGUST 31,                         DECEMBER 31,      DECEMBER 31,
                                1994         AUGUST 31, 1995        1995              1996
                           ----------------  ----------------  ----------------  ----------------
                                   Wtd.              Wtd.              Wtd.              Wtd.
                                   Avg.              Avg.              Avg.              Avg.
                           Shares  Exercise  Shares  Exercise  Shares  Exercise  Shares  Exercise
                           (000's)  Price    (000's)  Price    (000's)  Price    (000's)  Price
                           ------- --------  ------- --------  ------- --------  ------- --------
Outstanding at beginning
  of period.............      813  $  3.20    1,413  $  2.87    2,212  $  1.48    2,563  $  1.48
   Granted..............      683     2.29    1,320      .62      752     1.31      905     1.60
   Exercised............        4     1.90       26      .71        2      .56      496      .63
   Canceled.............       79     4.89      495     2.68      399     1.15      804     1.52
                           =======           =======           =======           =======
Outstanding at end of
  period................    1,413     2.87    2,212     1.48    2,563     1.48    2,168     1.72
                           =======           =======           =======           =======
Exercisable at end of
  period................      899     2.85    1,156     2.07    1,330     1.73    1,090     2.06
Available for grant.....      881             1,055               702             1,601
Weighted-average fair
  value of options granted                                             $  1.29           $  1.29

        The stock options outstanding at December 31, 1996 were as follows:

                                      Options Outstanding               Options Exercisable
                              -------------------------------------   ------------------------
                                            Wtd. Avg                  No. of
                                            Remaining    Wtd.         Shares        Wtd.
                                            Contract     Avg.         Under         Avg.
                                            life in      Exercise     Exercisable   Exercise
  Range Of Exercise Prices      Shares        Years        Price       Options        Price
----------------------------- -----------   ----------   ----------   -----------   ----------
              $ .56..........    410,000      8.83       $     .56       201,750      $   .56
      $1.28 - $1.56..........  1,052,667      9.01            1.43       280,917         1.41
      $2.06 - $2.50..........    476,000      7.26            2.14       387,625         2.09
      $3.60 - $4.38..........    160,583      4.86            3.70       150,581         3.64
      $5.00 - $6.25..........     69,166      5.78            5.36        69,166         5.36
                              -----------                             -----------
                               2,168,416                               1,090,039
                              ===========                             ===========

        IPO WARRANTS. As of December 31, 1996, the Company has outstanding 1,150,000 redeemable Class A warrants and 1,150,000 redeemable Class B warrants. Each Class A warrant entitles the registered holder thereof to purchase, one share of Common Stock and one Class B warrant at an aggregate exercise price of $4.50, subject to adjustment in certain circumstances. Each Class B warrant entitles the registered holder thereof to purchase 1.03 shares of Common Stock at an exercise price of $6.53, subject to adjustment in certain circumstances. In November 1996, the Company extended the expiration date of the Class A warrants and Class B warrants from November 1996 to November 1997.

        OTHER WARRANTS. In connection with various agreements entered into by the Company, the Company has issued warrants to purchase 4,443,012 shares of Common Stock. The exercise prices range from $ .75 to $4.50 per share and have expiration dates through December 2001. The warrants were recorded based on the more determinable of the fair value of the consideration received or the fair market value of the warrant at the date of issuance.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SHARES RESERVED FOR ISSUANCE. Shares reserved for issuance at December 31, 1996 are summarized as follows:

                                                                      Shares
                                                                  -------------
         IPO warrants.........................................       3,528,545
         Other warrants.......................................       4,443,012
         Conversion of Debentures, including purchase option..       1,402,909
         Stock options........................................       3,769,206
                                                                  -------------
                                                                    13,143,672
                                                                  =============

        REDEEMABLE CONVERTIBLE PREFERRED STOCK. The Company has authorized the issuance of 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. None are currently outstanding.

10.     EARNINGS PER COMMON SHARE

        Earnings per common share ("EPS") have been computed based on the weighted average number of common shares outstanding during the applicable periods. For fiscal 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, common equivalent shares, including stock options and warrants, did not impact loss per common share as they were anti-dilutive.

        The Debentures are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For fiscal 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation and is excluded from the presentation herein.

The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                                                         FOUR
                                                                        MONTHS
                                                                         ENDED       YEAR ENDED
                                             YEAR ENDED AUGUST 31,     DECEMBER       DECEMBER
                                             -----------------------      31,            31,
                                               1994         1995          1995          1996
                                             ----------   ----------   -----------   ------------
Common shares outstanding, end of year ...      15,611       29,337        29,649        30,694
Effect of shares issued during year using
   weighted average common shares.........         (37)      (8,830)          (69)         (413)
                                             ----------   ----------   -----------   ------------
Common shares used in computing earnings
   per share..............................      15,574       20,507        29,580        30,281
                                             ==========   ==========   ===========   ============

11.     COMMITMENTS AND CONTINGENCIES

        ENVIRONMENTAL MATTERS AND REGULATION. The Company is subject to numerous rules and regulations at the federal, state and local levels. The Company has not experienced any significant regulatory problems in the past and believes that it is in substantial compliance with all applicable rules and regulations. No assurance can be given that future changes in the law will not have an adverse impact on the Company's operations. The Company's business generally requires certain operating permits in order to conduct its operations. In recent years, environmental groups and others have put increased pressure on applicable regulatory authorities to either reject certain operating permits or to impose restrictions on the Company's disposal practices. The Company believes it is in material compliance with all of its operating permits. The Company does not carry insurance coverage for environmental liability

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to its waste disposal operations. In the event uninsured losses occur, the Company's financial condition and results of operations could be adversely affected.

        CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities, that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6 million. At December 31, 1996, the Company had accrued approximately $4.3 million for such estimated costs. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

        FINANCIAL ASSURANCE OBLIGATIONS. From time to time the Company may be required to provide performance bonds or bank letters of credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At December 31, 1996, the Company has provided performance bonds totaling $7.9 million and letters of credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to a review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

        MAJOR CUSTOMERS. The Company's sole customer at its former wastewater treatment facility was a major wastewater treatment plant operated by a quasi-governmental entity which accounted for $7.0 million and $367,000 of the Company's revenue for the years ended August 31, 1994 and 1995, respectively. Operating income (loss) attributable to the entity was approximately $600,000 and ($31,000) for the years ended August 31, 1994 and 1995, respectively, and through fiscal 1994 represented a substantial portion of the Company's cash flow. In September 1994, the Company's contract with this customer expired and operations at the facility ceased.

        The Company has two customers which accounted for 23% and 14% of consolidated revenue for the year ended December 31, 1996. A customer accounted for approximately 15% of consolidated revenue for the four months ended December 31, 1995. Another customer accounted for 17% of consolidated revenue for the year ended August 31, 1995.

        LITIGATION. McGinnes Industrial Maintenance Corporation ("MIMC"), a wholly owned subsidiary of the Company, has been named as one of 17 co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV0211, filed in the District Court of Galveston County, Texas, 10th Judicial District. The suit consolidated four separate proceedings filed by seventy-four persons currently or formerly residing on real property situated approximately five miles or more from the Company's wastewater sludge treatment facility located in Galveston County, Texas, and names as defendants, in addition to MIMC, 13 industrial companies located along or near the Houston Ship Channel, two subdivisions and one engineering firm. The suit alleges personal injury and property damages resulting from alleged releases of hazardous and toxic substances from the Company's wastewater sludge treatment facility. In September 1994, seventeen of the original plaintiffs were dismissed with prejudice from the litigation. The Company, as well as the other defendants, has agreed on an out-of-court settlement with the majority of the remaining plaintiffs. The Company's contribution toward settlement of the consolidated lawsuit was approximately $30,000. In March 1994, nine additional plaintiffs filed a petition in intervention in Cause No. 93-CV0211. In October 1995, the plaintiff-intervenors amended their petition to delete a number of allegations and causes of actions against defendants. Although there can be no assurance as to the outcome of any lawsuit, the Company believes

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the claims made by plaintiff-intervenors in this suit are without merit and that the exposure of the Company in such litigation is minimal. The Company has been advised by its outside counsel, Ford & Ferraro, L.L.P., to such effect. The Company is vigorously defending these actions.

        In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to (i) the transfer of the Chilton County Landfill from the County to the Company and (ii) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. While the Circuit Court of Chilton County, Alabama upheld the transfer of the landfill to the Company, it overturned the approval of certain permit modifications that increased the allowable daily volume and expanded the permissible service area of the facility. During 1996, the Company was permitted to continue to operate under a daily volume limit. On March 14, 1997, the Supreme Court of Alabama issued an opinion on the merits and reversed the plaintiffs summary judgment and upheld the permit modifications including the volume increase. As a result, the landfill is now permitted to accept up to 1,500 tons per day of solid waste from an eighteen county service area.

         In addition to the foregoing, the Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

        COMPENSATION AND CONSULTING ARRANGEMENTS. As of December 31, 1996, the Company's commitments under employment and consulting agreements are $300,000, $300,000 and $150,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


        LEASE COMMITMENTS. At December 31, 1996, total minimum rental commitments under operating leases for premises and equipment were $220,000 for 1997 and a nominal amount in all other periods. Rental expense incurred under operating leases was $875,000, $613,000, $283,000 and $363,000 for fiscal years 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, respectively.


12.     RELATED PARTY TRANSACTIONS

        The Company and a corporation of which the Chairman of the Company's Board of Directors (the "Chairman") is a principal, entered into a consulting agreement (as amended), which commenced on April 2, 1992. The consulting agreement will continue for five years unless earlier terminated by either party upon 60 days' written notice. Pursuant to such consulting agreement, the Company pays the corporation $25,000 per month. The compensation arrangement is reviewable annually. Approximately, $240,000, $300,000, $100,000 and $240,000,
were earned pursuant to this agreement during the years ended August 31, 1994 and 1995, the four months ended December 31, 1995, and the year ended December 31, 1996, respectively.

        In November 1995, the Company's Board of Directors granted the Chairman 250,000 stock options at $1.31 per share (the market price at the date of grant), subject to the Company achieving certain income targets for the twelve month period ended August 31, 1996. As the Company did not achieve the specified income targets, these options were canceled.

        In March 1996, the Company entered into a Development Services Agreement, with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD provided the Company with certain development services related to locating landfill facilities. The agreement had

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a five-year term and could be terminated by either party upon 90 days prior notice. In consideration for these services, ECD received warrants to purchase 2 million shares of common stock at $1.50 per share. The warrants were to vest fully on March 1, 2001 as long as ECD was providing services to the Company on that date, however the vesting would accelerate one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. The fair value of the warrants was amortized over the vesting period. ECD was also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. This additional compensation consisted of (i) 50,000 shares of common stock of the Company, subject to adjustment under certain conditions, (ii) a warrant to purchase 100,000 shares of common stock of the Company at the market price on the trading day immediately preceding the transaction date, and (iii) $250,000 cash upon the closing of the financing for the facility or twelve months following the closing, whichever was sooner. The Company notified ECD, in a letter dated January 24, 1997, of the termination of the Development Services Agreement.

        In August 1995, Lowell L. Harrelson entered into a consulting agreement with the Company to provide solid waste acquisition and development opportunities to the Company, and contemporaneously resigned as an officer and director of the Company. In December 1995, the Company filed a lawsuit against Mr. Harrelson for, among other things, failing to fully and faithfully execute his duties as an officer and director of the Company and discontinued making consulting payments. Mr. Harrelson filed counterclaims against the Company for breach of contract and fraud claiming unspecified damages. In February 1996, a settlement was reached between the Company and Mr. Harrelson whereby both parties released all claims and the consulting agreement was deemed terminated effective November 30, 1995. Under the terms of the agreement, the Company received $275,000. Additionally, all of Mr. Harrelson's vested options were exercised and all outstanding warrants were exercised and unvested stock options were canceled.

        In July 1994, the Company entered into a five-year agreement with an investment banking firm, in which a director of the Company was the controlling shareholder and chief executive officer, to exclusively represent the Company in the solid waste industry with regard to obtaining tax-exempt debt financing. The Company agreed to pay the firm a percentage of the gross proceeds derived from such financings. The Company issued the firm 400,000 warrants to purchase common stock, subject to certain forfeiture provisions, at $2.875 per share for this exclusive arrangement. In addition, warrants to purchase 150,000 restricted shares of common stock, at the then current market price, were issued to the firm for each $15 million of financing completed. The number of such warrants was adjusted on a pro rata basis depending upon the actual amount of the financing completed. Either party could have terminated this agreement at any time by giving 120 days prior written notice. In a letter dated January 24, 1997, the Company notified the investment banking firm of the termination of this agreement.

        In April 1994, the Company entered into a one-year consulting agreement with a director of the Company to provide business development opportunities to the Company. The director was paid an annual consulting fee of $120,000 in Common Stock (as amended). The agreement expired September 1, 1995 and no further fees are to be paid.

        The Company leased its corporate office space from an entity in which the Chairman is a substantial owner. The terms of the lease agreement provide for annual lease payments of $95,000 per year through April 1997. The lease was not renewed as the Company moved its corporate office to a facility acquired in the purchase of certain assets from Sanifill, Inc. (see Note 13).

        The Company incurred $782,000 and $1,156,000 in construction services provided by McGinnes Brothers, Inc. ("MBI"), an affiliated company, during the years ended August 31, 1994 and 1995, respectively. No such services were provided to the Company by MBI for the four months ended December 31, 1995 or the year ended December 31, 1996.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company leased office space to a company in which a director of the Company was an executive officer. Payments received by the Company were $107,000 for fiscal 1994. The lease was terminated in September 1994.

        In March 1995, the Company completed a private placement of 5,000,000 shares of Common Stock in which 1,800,000 shares of Common Stock were sold to certain directors and officers of the Company for total consideration of $900,000.

13.     SUBSEQUENT EVENTS

        SANIFILL TRANSACTION. On January 31, 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill, Inc. ("Sanifill") located in the Houston, Texas area (the "Sanifill Assets"). In connection with the acquisition of Sanifill by USA Waste Services, Inc. ("USA Waste") in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The total consideration for the purchase of the Sanifill Assets was $13,600,000 in cash plus warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $1.50 per share ("USA Warrants"). The USA Warrants are exercisable for a period of five years from the closing date of the Company's acquisition of the Sanifill Assets. The Company is obligated to register for resale the common stock issuable upon the exercise of the USA Warrants.

        The Sanifill Assets consist of assets used in connection with the servicing of approximately 100,000 residential and 4,000 commercial waste collection and disposal customers in the Houston, Texas metropolitan area, a 20-acre construction and demolition landfill located in Galveston County, Texas, two office, maintenance and parking facilities and preferred pricing at two of USA Waste's landfills. The preferred pricing agreement gives the Company the option to dispose of two million tons of municipal solid waste, limited to 270,000 tons per year, at USA Waste's landfills at favorable prices, which in no event shall be less favorable than the most favorable terms provided to USA Waste's other customers. The Company moved its corporate office to one of the acquired buildings.

        The Company financed the acquisition of the Sanifill assets with a combination of debt and equity sources consisting of an $8.5 million bank facility (the "Bank Facility") and a $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock (the "Private Placement").

        BANK FACILITY. The Bank Facility is composed of a $7.5 million promissory note bearing interest at the prime rate plus 1% to be repaid based upon a five year amortization schedule and having a final maturity of February 15, 1999, and a $1 million revolving line of credit at prime plus 1% having a final maturity of February 15, 1998. The Bank Facility is subject to certain financial and other covenants and restrictions. The Bank Facility is secured by a security interest in certain assets of the Company, including the Sanifill Assets and is guaranteed by the Company, the Company's Chairman, and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee, the Company issued the Board Member warrants, having a term of five years, to purchase a total of three million shares of the Company's common stock. The exercise price of such warrants with respect to two million shares is $1.00 per share, and the exercise price with respect to the remaining one million shares is $1.25 per share. The exercise prices are subject to certain anti-dilution provisions. The warrants are recorded at their fair market value with the resulting debt discount being amortized over the life of the Bank Facility.

        PRIVATE PLACEMENT. In the Private Placement, the Company issued 11,250,000 shares of common stock (the "Shares") at a price of $.60 per share including the exercise of the placement agent's over-

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allotment for total proceeds to the Company, net of placement agent's commission and related expenses, of $6.1 million. The Company will file within four months of the closing of the acquisition of the Sanifill Assets (the "Closing") a registration statement covering the resale of the Shares under the Securities Act of 1933 with the Securities and Exchange Commission and in such states as the Company and the holders may select. The Company has agreed to use its best efforts to cause such registration statement to become effective within seven months of the Closing. If the registration is not effective within seven months of the closing, subject to certain other conditions and exceptions, it will result in substantial penalty to the Company. Additionally, the Company issued warrants to purchase 1,125,000 shares of the Company's stock at $.66 per share, subject to certain anti-dilution provisions, to the placement agent.

        SHORT-TERM FINANCING. In January 1997, the Company repaid the December Note and exchanged the August Note for a new convertible promissory note, repriced the August Warrants and December Warrants to $.60 per share (see Note
6) as consideration for the necessary waivers, consents and releases from the Investment Partnership to complete the acquisition of the Sanifill Assets. The convertible promissory note is payable in twelve monthly installments of principal and interest beginning in September 1997 and is convertible into shares of common stock at $1.12 per share, subject to certain anti-dilution provisions.

        1997 STOCK PARTICIPATION PLAN. Effective January 1, 1997, the Board of Directors of the Company approved the TransAmerican Waste Industries, Inc. 1997 Stock Participation Plan ("Participation Plan"), pursuant to which the Company will issue restricted shares of Common Stock to the executive officers and certain key employees of the Company who are selected in the discretion of the Compensation Committee of the Board of Directors ("Committee"). Pursuant to the Participation Plan, the Company has issued 833,334 shares of Common Stock to seven participants under the Participation Plan.

        The shares awarded under the Participation Plan (the "Restricted Shares") are registered in the name of the grantee but are held by the Chairman until such time as the restrictions on their transfer have expired. The Restricted Shares will vest in equal 20% increments on each anniversary of the grant date over a five-year period. If the grantee should voluntarily terminate his employment or retire, or if his employment is terminated by the Company for any reason other than for cause, the grantee will forfeit his right to receive any shares that are not vested at the time of termination. In the event that the grantee is terminated for cause, he will forfeit all rights to receive any vested or unvested shares. If the grantee's employment is terminated due to his death or disability, or if a change in control of the Company should occur before the grantee's employment has been terminated, then all unvested shares will automatically become 100% vested.

        In the event that the grantee's employment is not terminated within the five-year vesting period, as of the expiration of such period, the Company will issue and deliver to the grantee a certificate for all the grantee's vested shares free of restrictions. In the event that the grantee's employment is terminated for any reason except cause before the end of the five-year vesting period, or in the event of a change of control of the Company regardless of whether his employment is terminated, at such time the Committee shall issue and deliver to grantee a certificate for all vested shares free of restrictions.

        The Company has received a bank loan in the amount of $500,000 ("Bank Loan") to acquire 833,334 shares of common stock from the Company at $.60 per share pursuant to the Participation Plan. The terms of the Bank Loan required the Company to execute a $500,000 note bearing interest at 9% per annum to be repaid based upon a five-year amortization schedule. The Bank Loan is secured by the shares of the Company's common stock to be granted pursuant to the Participation Plan and is guaranteed personally by the Chairman.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this Annual Report:

                                                                     Page No.
                                                                     --------
        1.     Financial Statements.

                Report of Independent Public Accountants ............   21
                Consolidated Balance Sheets as of December 31, 1995
                    and 1996 ........................................   22
                Consolidated Statements of Operations for the
                    years ended August 31, 1994 and 1995, four
                    months ended December 31, 1995, and the year
                    ended December 31, 1996 .........................   23
                Consolidated Statements of Stockholders' Equity for
                    the years ended August 31, 1994 and 1995, four
                    months ended December 31, 1995, and the year
                    ended December 31, 1996 .........................   24
                Consolidated Statements of Cash Flows for the years
                    ended August 31, 1994 and 1995, four months ended December 31, 1995, and the year ended December
                    31, 1996 ........................................   25
                Notes to Consolidated Financial Statements ..........   26

        2.     Financial Statement Schedules.

                      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

        3.     Exhibits.

        Exhibit
        Number        Description
        ------        -----------
        3.1    **     -  Restated Certificate of Incorporation of the
                         Registrant, as amended (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File
                         No. 33-41017)).

        3.2    **     -  Certificate of Amendment of Restated Certificate of
                         Incorporation of the Registrant, dated March 23, 1993
                         (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

        3.3    **     -  Certificate of Elimination of the Registrant, dated
                         October 11, 1993 (filed as Exhibit 3.3 to the
                         Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

        3.4    **     -  Amended and Restated Bylaws of the Registrant (filed as
                         Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-57326)).

        4.1    **     -  Specimen certificates representing the Class A
                         Warrants, Class B Warrants and Common Stock (filed as
                         Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

        4.2    **     -  Indenture dated July 30, 1993, between the Registrant
                         and American Stock Transfer & Trust Company, for the
                         10% Convertible Subordinated Debentures due 2003 (filed as Exhibit 4.2 to the Registrant's Annual Report on
                         Form 10-K for the year ended August 31, 1993).

        4.3    **     -  Specimen certificate representing the Registrant's 10%
                         Convertible Subordinated Debentures due 2003 (filed as
                         Exhibit 4.3 to the Registrant's Annual Report on Form
                         10-K for the year ended August 31, 1993).

        4.4    **     -  Specimen certificate representing the Registrant's
                         Units, each Unit consisting of $1,000 principal amount of 10% Convertible Subordinated Debentures due 2003 and
                         40 shares of Common Stock (filed as Exhibit 4.4 to the
                         Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

        4.5    **     -  Form of Unit Purchase Option (filed as Exhibit 4.3 to
                         the Registrant's Registration Statement on Form S-1
                         (File No. 33-63324)).

        4.6    **     -  Form of Warrant Agreement (with Warrant Certificate)
                         between the Registrant and American Stock Transfer &
                         Trust Company (filed as Exhibit 10.1 to the
                         Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1993).

        4.7    **     -  Form of IPO Unit Purchase Option (filed as Exhibit 4.1
                         to the Registrant's Registration Statement on Form S-1
                         (File No. 33-41017)).

        4.8    **     -  Form of Warrant Agreement (with Warrant Certificate)
                         between the Registrant and D.H. Blair & Co., Inc.
                         (filed as Exhibit 4.2 to the Registrant's Registration
                         Statement on Form S-1 (File No. 33-41017)).

        4.9    **     -  Form of 1991 Bridge Warrant (filed as Exhibit 10.12 to
                         the Registrant's Registration Statement on Form S-1
                         (File No. 33-41017)).

        4.10   **     -  Stock Purchase Warrant dated January 31, 1997 (filed as
                         Exhibit 4.1 to the Registrant's Current Report on Form
                         8-K filed on January 31, 1997).

        4.11   **     -  Warrant to Purchase Common Stock of TransAmerican Waste
                         Industries, Inc. dated January 31, 1997 entitling
                         Robert K. Moses, Jr. to purchase 2,000,000 shares
                         (filed as Exhibit 4.2 to the Registrant's Current
                         Report on Form 8-K filed on January 31, 1997).

        4.12   **     -  Warrant to Purchase Common Stock of TransAmerican Waste
                         Industries, Inc. dated January 31, 1997 entitling
                         Robert K. Moses, Jr. to purchase 1,000,000 shares
                         (filed as Exhibit 4.3 to the Registrant's Current
                         Report on Form 8-K filed on January 31, 1997).

        4.13   **     -  Warrant to Purchase Common Stock of TransAmerican Waste
                         Industries, Inc. dated January 31, 1997 entitling
                         Sanders Morris Mundy Inc. to purchase 1,000,000 shares
                         (filed as Exhibit 4.4 to the Registrant's Current
                         Report on Form 8-K filed on January 31, 1997).

        4.14   **     -  Warrant to Purchase Common Stock of TransAmerican Waste
                         Industries, Inc. dated February 10, 1997 entitling
                         Sanders Morris Mundy Inc. to purchase 125,000 shares
                         (filed as Exhibit 4.5 to the Registrant's Current
                         Report on Form 8-K filed on January 31, 1997).

        10.1   **     -  Advisory Agreement with Peter N. Christos (filed as
                         Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

        10.2   **     -  Amended and Restated 1990 Incentive Stock Plan (filed
                         as Exhibit 28.1 to the Registrant's Registration
                         Statement on Form S-8 (File No. 33-57326)).

        10.3   **     -  Letter Agreement between the Registrant and D.H. Blair
                         & Co., Inc. with respect to finders' fees (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

        10.4   **     -  Letter Agreement dated December 1, 1992 between the
                         Registrant and D.H. Blair Investment Banking Corp. with respect to finders' fees and other matters (filed as Exhibit 10.7 to the Registrant's Annual Report on Form
                         10-K for the year ended August 31, 1993).

        10.5   **     -  Consulting Agreement between the Registrant and First
                         Financial Alliance, Inc. (filed as Exhibit 10.14 to the
                         Registrant's Registration Statement on Form S-1 (File
                         No. 33-41017)).

        10.6   **     -  Agreement and Plan of Reorganization, dated April 2,
                         1992, by and among the Registrant, G.C. Environmental, Inc. ("GCE") and the shareholders of GCE (filed as Exhibit 2.1 to the Registrant's current report on Form
                         8-K, dated April 2, 1992, filed with the Commission on April 17, 1992).

         10.7  **     -  First Amended and Restated Agreement and Plan of
                         Reorganization, dated April 2, 1992, by and among GCE,
                         McGinnes Industrial Maintenance Corporation
                         ("McGinnes") and the shareholders of McGinnes (filed as Exhibit 10.16 to the Registrant's Registration
                         Statement on Form S-1 (File No. 33-41017)).

         10.8  **     -  Registration Rights Agreement, dated April 2, 1992, by
                         and among the Registrant and Lawrence P. McGinnes and Billie Doris McGinnes Gladfelter (filed as Exhibit
                         10.17 to the Registrant's Registration Statement on
                         Form S-1 (File No. 33-41017)).

        10.9   **     -  Consulting Agreement, dated April 2, 1992, between the
                         Registrant and Lawrence P. McGinnes (filed as Exhibit
                         10.18 to the Registrant's Registration Statement on
                         Form S-1 (File No. 33-41017)).

        10.10  **     -  Agreement and Plan of Merger, dated effective as of
                         September 1, 1992, between the Registrant, GCE, M.A.
                         Oliver Contractors, Inc., McGinnes Bros., Inc. and
                         Oliver Acquisition, Inc. (filed as Exhibit 10.21 to the
                         Registrant's Registration Statement on Form S-1 (File
                         No. 33-41017)).

        10.11  **     -  Services Agreement, dated effective as of September 1,
                         1992, between the Registrant and Oliver Acquisition,
                         Inc. (filed as Exhibit 10.22 to the Registrant's
                         Registration Statement on Form S-1 (File No.
                         33-41017)).

        10.12  **     -  Registration Rights Agreement, dated as of October 29,
                         1992, by and between the Registrant and Michael W.
                         Windsor (filed as Exhibit 10.25 to the Registrant's
                         Registration Statement on Form S-1 (File No.
                         33-41017)).

        10.13  **     -  Registration Rights Agreement, dated as of December 22,
                         1992, by and among the Registrant and Hobbs Rental, Inc. (filed as Exhibit 10.4 to the Registrant's
                         Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1992).

        10.14  **     -  Registration Rights Agreement, dated as of December 22,
                         1992, by and among the Registrant and KRM, Inc. (filed as Exhibit 10.5 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarterly period ended November 30,
                         1992).

        10.15  **     -  Registration Rights Agreement, dated as of December 22,
                         1992, by and among the Registrant and S.M. Rice (filed as Exhibit 10.6 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarterly period ended November 30,
                         1992).

        10.16  **     -  Asset Purchase Agreement, dated as of January 8, 1993,
                         by and among the Registrant, TransAmerican Waste
                         Industries of Ohio, Inc., Crossridge, Inc. and Joseph
                         Scugoza (filed as Exhibit 10.36 to the Registrant's
                         Registration Statement on Form S-1 (File No.
                         33-41017)).

        10.17  **     -  First Amendment to Asset Purchase Agreement, dated
                         January 8, 1993, by and among the Registrant, TransAmerican Waste Industries of Ohio, Inc.,
                         Crossridge, Inc. and Joseph Scugoza (filed as Exhibit
                         10.37 to the Registrant's Registration Statement on
                         Form S-1 (File No. 33-41017)).

        10.18  **     -  Form of Merger and Acquisition Agreement between the
                         Registrant and D.H. Blair Investment Banking Corp.
                         (filed as Exhibit 10.44 to the Registrant's
                         Registration Statement on Form S-1 (File No.
                         33-63324)).

        10.19  **     -  Solid Waste Management Contract, dated October 6, 1993, between the City of Mobile Solid Waste Authority and the Registrant (filed as Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated October
                         6, 1993).

        10.20  **     -  Letter Agreement, dated September 24, 1993, between the
                         Registrant and Marr & Friedlander, P.C. concerning legal services and fees (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

        10.21  **     -  Letter Agreement, dated March 14, 1994 by and among
                         United Waste Services, Inc., Lowell Harrelson and the
                         Registrant (filed as Exhibit 10.1 to the Registrant's
                         Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1994).

        10.22  **     -  First Amendment to Consulting Agreement between the
                         Registrant and First Financial Alliance, Inc. (filed as
                         Exhibit 10.1 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarterly period ended May 31, 1994).

        10.23  **     -  Consulting Agreement, dated April 6, 1994, by and among the Registrant, Entrecorp and Ben Barnes (filed as
                         Exhibit 10.2 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarterly period ended May 31, 1994).

        10.24  **     -  Professional Services Agreement, dated July 12, 1994,
                         between the Registrant and Blount, Parrish and Roton, Inc. (filed as Exhibit 10.3 to the Registrant's
                         Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994).

        10.25  **     -  Contract of Landfill Management, dated April 29, 1994,
                         by and between the Sabine Parish Police Jury and the Registrant (filed as Exhibit 28.1 to the Registrants's
                         Current Report on Form 8-K dated April 29, 1994).

        10.26  **     -  Contract of Hauling, dated April 29, 1994, by and
                         between the Sabine Parish Police Jury and the Registrant (filed as Exhibit 28.2 to the Registrant's
                         Current Report on Form 8-K dated April 29, 1994).

        10.27  **     -  Contribution and Purchase Agreement by and among
                         TransAmerican Waste Industries, Inc., TransWaste, Inc.,
                         Jeff Courtney and Jack Courtney, Jr., dated as of
                         January 3, 1995 (filed as Exhibit 2.1 to the
                         Registrants' Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1994).

        10.28  **     -  Asset Purchase Agreement by and among TransAmerican
                         Waste Central Landfill, Inc., TransAmerican Waste
                         Industries, Inc., Central Landfill, Inc. and the
                         Shareholders of Central Landfill, Inc., dated February
                         28, 1995 (filed as Exhibit 2.1 to the Registrants'
                         Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1995).

        10.29  **     -  Contract of Landfill Management, dated September 15,
                         1994, by and between the LaSalle Parish Police Jury, the Grant Parish Police Jury, the LaSalle-Grant
                         Landfill Committee and the Registrant (filed as Exhibit
                         28.1 to the Registrant's Current Report on Form 8-K dated September 15, 1994).

        10.30  **     -  Consulting Contract, dated February 18, 1994, between
                         the Registrant and Fonex, Inc. (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994).

        10.31  **     -  Consulting Contract, dated April 3, 1994, between the
                         Registrant and Tom Coker and Associates (filed as
                         Exhibit 10.29 to the Registrant's Annual Report on Form
                         10-K for the year ended August 31, 1994).

        10.32  **     -  Purchase Agreement by and among TransAmerican Waste
                         Industries, Inc., TransAmerican-TransWaste Acquisition
                         Corp., TransWaste, Inc., Jeff Courtney, Jack Courtney,
                         Jr., Courtney Construction Company of Alexandria, Inc.
                         and Courtney Equipment Company, Inc. dated June 9,
                         1995. Exhibits and Schedules to this Agreement are omitted, but will be furnished supplementally to the Securities and Exchange Commission upon request (filed as Exhibit 2.1 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarterly period ended May 31, 1995).

        10.33  **     -  Agreement of Purchase and Sale ("Agreement of Purchase
                         and Sale"), dated October 4, 1995, by and between TransAmerican Waste Industries, Inc. and St. James
                         Capital Partners, L.P., relating to the 12% Convertible
                         Promissory Notes and Warrants. Exhibits and Schedules to this Agreement are omitted, but will be furnished supplementally to the Securities and Exchange
                         Commission upon request (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

        10.34  **     -  Form of 12% Convertible Promissory Note issued pursuant to the Agreement of Purchase and Sale (filed as Exhibit
                         10.34 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

        10.35  **     -  Form of Warrant to Purchase Common Stock issued
                         pursuant to the Agreement of Purchase and Sale (filed as Exhibit 10.35 to the Registrant's Annual Report on
                         Form 10-K for the year ended August 31, 1995).

        10.36  **     -  Security Agreement securing the 12% Convertible
                         Promissory Notes, dated as of October 4, 1995, by and between TransAmerican Waste Industries, Inc. and St.
                         James Capital Partners, L.P. (filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

        10.37  **     -  Registration Rights Agreement dated October 4, 1995, by and between TransAmerican Waste Industries, Inc. and
                         St. James Capital Partners, L.P., entered into pursuant to the Agreement of Purchase and Sale (filed as Exhibit
                         10.37 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

        10.38  **     -  Letter of Exchange dated August 25, 1995 by and between
                         TransAmerican Waste Industries, Inc. and Susquehanna
                         Capital Group (filed as Exhibit 10.38 to the
                         Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

        10.39  **     -  Registration Rights Agreement dated June 12, 1995, by
                         and between TransAmerican Waste Industries, Inc. and certain designated Purchasers of certain notes and warrants (filed as Exhibit 10.5 of the Registrants'
                         Quarterly Report on Form 10-Q for the Quarterly period ended May 31, 1995).

        10.40  **     -  Contract for Landfill Management by and between Hancock
                         County, Mississippi Solid Waste District and
                         TransAmerican Waste Industries, Inc. dated June 7, 1995
                         (filed as Exhibit 10.6 of the Registrants' Quarterly
                         Report on Form 10-Q for the Quarterly period ended May
                         31, 1995).

        10.41  **     -  Registration Rights Agreement by and between
                         TransAmerican Waste Industries, Inc. and Jeff Courtney dated June 9, 1995 (filed as Exhibit 10.7 of the
                         Registrants' Quarterly Report on Form 10-Q for the
                         Quarterly period ended May 31, 1995).

        10.42  **     -  Loan Agreement between Union County Solid Waste
                         Authority and TransAmerican Waste Industries, Inc.
                         dated December 1, 1995 (filed as Exhibit 10.4 of the
                         Registrant's Registration Statement on Form S-3 filed on March 13, 1996).

        10.43. **     -  Guaranty Agreement between AmSouth Bank of Alabama and
                         TransAmerican Waste Industries, Inc. dated December 1,
                         1995 (filed as Exhibit 10.5 of the Registrant's
                         Registration Statement on Form S-3 filed on March 13,
                         1996).

        10.44  **     -  Stock Purchase Agreement between TransAmerican Waste
                         Industries, Inc. and Everett O. Harwell, Jr. dated
                         April 10, 1996 (filed as Exhibit 10.1 of the
                         Registrant's Current Report on Form 8-K filed on April
                         23, 1996).

        10.45  **     -  Asset Purchase Agreement by and among TransAmerican
                         Waste Industries, Inc. and Haleyville Sanitary
                         Landfill, Ltd. dated April 10, 1996 (filed as Exhibit
                         10.2 of the Registrant's Current Report on Form 8-K filed on April 23, 1996).

        10.46  **     -  Lease Agreement between the Haleyville Solid Waste
                         Disposal Authority and TransAmerican Waste Industries,
                         Inc. dated as of April 1, 1996 (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

        10.47  **     -  Guaranty Agreement between TransAmerican Waste
                         Industries, Inc. and AmSouth Bank of Alabama dated as of April 1, 1996 (filed as Exhibit 10.47 to the
                         Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

        10.48  **     -  Settlement Agreement between Lowell Harrelson and
                         United Waste Services and TransAmerican Waste
                         Industries, Inc. dated as of February 21, 1996 (filed as Exhibit 10.48 to the Registrant's Annual Report on
                         Form 10-K for the transition period ended December 31,
                         1995).

        10.49  **     -  Development Services Agreement between TransAmerican
                         Waste Industries, Inc. and EC Development, L.P. dated
                         March 1, 1996 (filed as Exhibit 10.49 to the
                         Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

        10.50  **     -  Stock Purchase Agreement between TransAmerican Waste
                         Industries, Inc., Controlled Recovery, Inc., and Johnny
                         D. Cope and KRM Inc., dated as of September 30, 1996
                         (filed as Exhibit 10.1 to the Registrant's Quarterly
                         Report on Form 10-Q for the quarterly period ended
                         September 30, 1996).

        10.51  **     -  Stock Purchase Agreement between TransAmerican Waste
                         Industries, Inc., Inland Products, Inc. and The Inland
                         Group, LLC, dated as of September 30, 1996 (filed as
                         Exhibit 10.2 to the Registrant's Quarterly Report on
                         Form 10-Q for the quarterly period ended September 30,
                         1996).

        10.52  **     -  Purchase and Sale Agreement among TransAmerican Waste
                         Industries, Inc. and Sanifill, Inc., Sanifill of Texas
                         Hauling, Inc., Sunray Services, Inc., S & J Landfill
                         Limited Partnership, and Brazoria County Recycling
                         Center, Inc. dated December 3, 1996 (filed as Exhibit
                         2.1 to the Registrant's Current Report on Form 8-K filed on January 31, 1997).

        10.52  **     -  Amendment to Stock Purchase Agreement dated December 4,
                         1996 (filed as Exhibit 2.2 to the Registrant's Current
                         Report on Form 8-K filed on January 31, 1997).

        10.53  **     -  Second Amendment to Stock Purchase Agreement dated
                         December 12, 1996 (filed as Exhibit 2.3 to the
                         Registrant's Current Report on Form 8-K filed on
                         January 31, 1997).

        10.54  **     -  Third Amendment to Stock Purchase Agreement dated
                         December 31, 1996 (filed as Exhibit 2.4 to the
                         Registrant's Current Report on Form 8-K filed on
                         January 31, 1997).

        10.55  **     -  Fourth Amendment to Stock Purchase Agreement dated
                         January 30, 1996 (filed as Exhibit 2.5 to the
                         Registrant's Current Report on Form 8-K filed on
                         January 31, 1997).

        10.56  *      -  Loan agreement dated January 27, 1997, between
                         TransAmerican Waste Industries of Houston, Inc. and
                         Southwest Bank of Texas, N.A.

        10.57  *      -  Guaranty Agreement guaranteeing the Loan Agreement,
                         dated as of January 27, 1997, between TransAmerican
                         Waste Industries, Inc. and Southwest Bank of Texas,
                         N.A.

        21.1   **     -  List of Subsidiaries (filed as Exhibit 22.1 to the
                         Registrant's Registration Statement on Form S-1 (File
                         No. 33-58222)).

        23.1   *      -  Consent of Independent Public Accountants.

        27.1   *      -  Financial Data Schedule


        *       Indicates documents filed herewith.

        ** Indicates documents incorporated by reference from the prior filing indicated.

               (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of fiscal 1996.

               Form 8-K dated February 18, 1997 relating to the acquisition of certain Sanifill, Inc. assets, related financings, and 1997 stock participation plan with related participation plan bank loan.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 28, 1997.

                                        TRANSAMERICAN WASTE INDUSTRIES, INC.

                                        BY: /s/ TOM J. FATJO, JR.
                                                Tom J. Fatjo, Jr.,
                                                Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                         TITLE                          DATE

/s/   TOM J. FATJO, JR         Chairman of the Board             March 28, 1997
  Tom J. Fatjo, Jr.            of Directors and Chief
                            Executive Officer (Principal
                                 Executive Officer)

/s/   LANCE C. RUUD        Director, Senior Vice President        March 28, 1997
    Lance C. Ruud            and Chief Financial Officer
                            (Principal Financial Officer)

/s/   GEORGE BALL                     Director                    March 28, 1997
     George Ball

/s/   BEN F. BARNES                   Director                    March 28, 1997
    Ben F. Barnes

/s/   RICHARD E. BEAN                 Director                    March 28, 1997
   Richard E. Bean

/s/   WILLIAM B. BLOUNT               Director                    March 28, 1997
  William B. Blount

/s/   PHILIP BURGUIERES               Director                    March 28, 1997
  Philip Burguieres

/s/   PRESTON MOORE, JR.              Director                    March 28, 1997
 Preston Moore, Jr.

/s/   ROBERT K. MOSES, JR.            Director                    March 28, 1997
Robert K. Moses, Jr.

/s/   ED L. ROMERO                    Director                    March 28, 1997
    Ed L. Romero

/s/   JOHN V. SINGLETON, JR.          Director                     March 28,1997
Judge John V. Singleton, Jr.