Form 10-K/A
period 1996-12-31
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1997-04-30
CIK 876032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _________

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

                             314 NORTH POST OAK LANE
                              HOUSTON, TEXAS 77024
            (Former address of principal executive office) (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 956-1212

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                           REDEEMABLE CLASS A WARRANTS
                           REDEEMABLE CLASS B WARRANTS
         UNITS (CONSISTING OF TWO SHARES OF COMMON STOCK, ONE REDEEMABLE
               CLASS A WARRANT AND ONE REDEEMABLE CLASS B WARRANT)
                10% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
               UNITS (CONSISTING OF $1,000 PRINCIPAL AMOUNT OF 10%
               CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003 AND 40
                            SHARES OF COMMON STOCK).

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ].

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. [ ]

        AS OF APRIL 15, 1997, 44,795,790 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.001 PER SHARE, WERE OUTSTANDING. NON-AFFILIATES OF THE REGISTRANT OWNED 35,864,764 SHARES OF COMMON STOCK AS OF APRIL 15, 1997, WITH AN AGGREGATE MARKET VALUE OF APPROXIMATELY $44,830,955 (BASED UPON THE APRIL 15, 1997 CLOSING SALES PRICE OF THE COMMON STOCK AS REPORTED BY THE NASDAQ SMALLCAP MARKET.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        Set forth below is certain information with respect to each of the Company's directors:

                                                                      YEAR FIRST
                                                                       BECAME A
        NAME              AGE   POSITION WITH THE COMPANY              DIRECTOR

Tom J. Fatjo, Jr.......   56    Chairman of the Board of Directors
                                and Chief Executive Officer              1991

Ed L. Romero...........   62    Director                                 1991

Preston Moore, Jr......   65    Director                                 1993

Ben F. Barnes..........   58    Director                                 1994

William B. Blount......   43    Director                                 1994

Lance C. Ruud..........   39    Director, Senior Vice President and
                                Chief Financial Officer                  1995

John V. Singleton, Jr..   77    Director                                 1995

Robert K. Moses, Jr....   57    Director                                 1997

George L. Ball.........   58    Director                                 1997

Richard E. Bean........   53    Director                                 1997

Philip Burguieres......   53    Director                                 1997

        TOM J. FATJO, JR. has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1992 and served as President from April 1994 to January 1996. He was the founder and served as Chairman of the Board and Chief Executive Officer of Republic Waste Industries, Inc., a publicly-held company in the waste management business, from January 1990 to August 1991. Since 1989, Mr. Fatjo has been Chairman of First Financial Alliance, Inc. ("FFA"), an investment banking firm specializing in the environmental industry. From such time until January 1990, directly and through FFA, he was an independent consultant to a number of companies in the environmental industry, including Allwaste, Inc., Envirotech Systems, Inc., Western Waste Industries, Inc., and Allied Waste, Inc. Mr. Fatjo has 20 years experience in the solid waste industry. He founded Browning-Ferris Industries, Inc. ("BFI"), one of the nation's largest solid waste companies, in 1966, and served as the Co-Chief Executive Officer responsible for BFI's mergers and acquisitions and corporate development activities. He left BFI in 1976 and thereafter founded, or was a member of the organizing group of investors for a number of businesses, including Fannin Bank, Mortgage Banque, Criterion Group, The Houstonian, Houston Partners and LivingWell, Inc. Mr. Fatjo is also currently Vice Chairman of the Board of Directors of Commodore Applied Technologies, Inc. Mr. Fatjo received a Bachelor of Science degree from Rice University. Mr. Fatjo is the father of Tom J. Fatjo, III and the father-in-law of Lance C. Ruud.

        ED L. ROMERO served as a director of the Company from November 1991 to April 1992 and was reappointed as a director in December 1992. From 1977 to 1996, Mr. Romero was the owner and Chief Executive Officer of Advanced Sciences, Inc. ("ASI") a technical services firm that provided various services, including waste management and environmental engineering services, to national and international clients. In 1996, ASI was acquired by Commodore Applied Technologies, Inc. Mr. Romero currently serves on the Board of Directors of Commodore Applied Technologies, Inc. From 1974 to 1977, Mr. Romero served as President of a consulting firm specializing in marketing, public relations and organizational development. He is the owner of the Professional Developers, a New Mexico-based real estate and development company.

        PRESTON MOORE, JR. has served as director of the Company since September 1993. He has worked as an independent consultant since January 1993, providing business advisory services to a wide range of businesses. Mr. Moore served as Chief Financial Officer and Assistant Secretary for Administration, U.S. Department of Commerce, from June 1991 through January 1993 during the Bush Administration. He served as President of

Wilson Industries, Inc. from February 1984 through May 1991. Mr. Moore also currently serves on the Board of Directors of Wilson Industries, Inc., Tanglewood Bank and McCoy, Inc. He is a member of the College of Business Administration Foundation Advisory Council at the University of Texas at Austin and the Jones Graduate School of Administration Council of Overseers at Rice University. Mr. Moore received a Bachelor of Arts degree in Economics and Business from the University of Texas and completed the Owners, Presidents, Managers Program at the Harvard Business School.

        BEN F. BARNES has served as a director of the Company since April 1994. For the last seven years, he has been an independent consultant providing business advisory and lobbying services to a wide range of businesses and governmental units. Mr. Barnes is Chairman of the People's Community Clinic Campaign. He is a member of the Governor's Leadership Council, Friends of the Governor's Central Texas Citizens Education Project, Laguna Gloria Museum Foundation, Producers Circle for KLRU Public Radio Station and the Chancellor's Council and the Longhorn Foundation at the University of Texas. Mr. Barnes received a Bachelor of Arts degree from the University of Texas at Austin. Mr. Barnes was a former Lieutenant Governor of the State of Texas and Speaker of the House of Representatives of the State of Texas. Mr. Barnes was recognized as a distinguished alumni of the University of Texas in 1995.

        WILLIAM B. BLOUNT has served as a director of the Company since April 1994. For the last twelve years, Mr. Blount has been the Chairman of the Board of Blount Parrish & Roton, Inc. ("BP&R"), an investment banking firm principally involved in underwriting municipal and corporate debt issues. Mr. Blount was Chairman of the Alabama Democratic Party from 1991 through 1995. Mr. Blount received a Bachelor of Arts degree in History from the University of Alabama and a Juris Doctor from the University of Alabama School of Law. Mr. Blount is a member of both the Alabama Bar Association and the American Bar Association.

        LANCE C. RUUD has served as a director of the Company since 1995. Mr. Ruud joined the Company as a consultant in June 1993 and was elected Senior Vice President and Chief Financial Officer in September 1993. Mr. Ruud will resign as Senior Vice President and Chief Financial Officer effective May 1, 1997. Mr. Ruud also is currently serving as Chief Financial Officer of a privately-held company. From May 1990 until May 1993, Mr. Ruud was employed by Republic Waste Industries, Inc., most recently as Vice President of Finance and Secretary. From January 1989 to May 1990, Mr. Ruud served as Vice President for Blackwell Industries, Inc., a private investment holding company. Mr. Ruud was also previously employed by Arthur Andersen LLP. Mr. Ruud is a Certified Public Accountant and is a graduate of the University of Utah with a Bachelor of Science degree.

        JOHN V. SINGLETON, JR., Senior United States District Judge, retired, has served as a director of the Company since June 1995. Prior to his retirement in 1992, Judge Singleton served as U.S. District Judge for the Southern District of Texas after being appointed to the federal bench by President Lyndon B. Johnson in 1966. In 1978, Judge Singleton became Chief Judge of the Court and served as such until 1988, when he was required by law to relinquish that role. Prior to his appointment to the bench, Judge Singleton worked in the private sector as a partner in several law firms. He has served actively in many areas of both the state and federal bar associations. He was elected by all the judges of the Fifth Judicial Circuit as District Judge Representative to the Judicial Conference of the United States. He has served in many civic positions at the city, state and federal levels. Judge Singleton graduated with a Bachelor of Arts degree and a L.L.B. from the University of Texas in 1952 and is a member of the Texas and Federal Bar Associations, as well as the bar of the United States Supreme Court.

        ROBERT K. MOSES, JR. has served as a director since January, 1997. Mr. Moses is a private investor, principally in the oil and gas exploration and oilfield services business in Houston, Texas. He served as Chairman of the Board of Weatherford Enterra, Inc. from May 1989 to December 1992 and since 1992 has served as Chairman of the Executive Committee. Mr. Moses was elected to the Board of Directors pursuant to the certain Agreement among the Company, Mr. Fatjo and Mr. Moses pursuant to which Mr. Moses and Mr. Fatjo agreed to jointly and severally guarantee the indebtedness evidenced by a Loan Agreement between the Company and Southwest Bank of Texas, N.A. See "Certain Relationships and Related Transactions" for further discussion of this transaction.

        GEORGE L. BALL has served as a director since January 1997. Mr. Ball currently serves as Chairman of Sanders Morris Mundy Inc. From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, Mr. Ball was a consultant to J. & W. Seligman & Co. Incorporated. In 1982, Mr. Ball was elected President and Chief Executive Officer of Prudential-Bache Securities, Inc. and in 1986 was elected Chairman of the Board, serving in such position until his resignation in 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America. Prior to joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is also a director of American Ecology Corporation, Leviathan Gas Pipeline Company, L.P. and BioMedical Waste Systems, Inc. Mr. Ball is a trustee emeritus of Brown University, a director of the National Symphony Orchestra, a trustee of the Joint Council on Economic Education and a director of the Jefferson Awards. Mr. Ball has also served as a Governor of the American Stock Exchange, the Chicago Board Options Exchange and served on The Executive Committee of the Securities Industries Association. Mr. Ball was designated as a director by Sanders Morris Mundy Inc. ("SMMI") pursuant to the terms of that certain Placement Agent Agreement between SMMI and the Company. See "Certain Relationships and Related Transactions" for further discussion of this transaction.

        RICHARD E. BEAN has served as a director of the Company since February, 1997. Since 1976, Mr. Bean has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. Mr. Bean is currently on the Board of Directors of First City Financial Corporation and First City Liquidating Trust. Mr. Bean was designated to be a director by Mr. Moses pursuant to the terms of that certain Agreement among the Company, Mr. Moses and Mr. Fatjo. See "Certain Relationships and Related Transactions" for further discussion of this transaction.

        PHILIP BURGUIERES has served as a director of the Company since February, 1997. Mr. Burguieres serves as Chairman of the Board of Weatherford Enterra since December 1992 and was its President and Chief Executive Officer and a Director of this company since April of 1991. From January 1990 to November 1990, he was Chairman of the Board, President and Chief Executive Officer of Panhandle Eastern Corporation, a Houston, Texasbased company that operates an interstate natural gas transmission system. Mr. Burguieres held various positions with Cameron Iron Works, a company engaged in the manufacture of oil field equipment from 1971 through November 1989 including Chairman of the Board, Chief Executive Officer and President and Chief Operating Officer. Mr. Burguieres has also been a Director of McDermott International, Inc. since March 1990; and a director of Texas Commerce Bancshares since March 1987. Mr. Burguieres was designated to be a director by Mr. Moses pursuant to the terms of that certain Agreement among the Company, Mr. Moses and Mr. Fatjo. See "Certain Relationships and Related Transactions" for further discussion of this transaction.

        All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

        Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past five years:

NAME                     AGE   POSITION WITH THE COMPANY

EXECUTIVE OFFICERS

    Tom J. Fatjo, Jr.    56    Chairman of Board of Directors and Chief
                                 Executive Officer

    Jerome M. Kruszka    48    President and Chief Operating Officer

    Lance C. Ruud        39    Director, Senior Vice President and Chief
                                 Financial Officer

    Tom J. Fatjo, III    32    Vice President-Treasurer

    J. David Green       37    Vice President, Secretary and General Counsel

    Michael L. Paxton    32    Vice President and Corporate Controller


        Certain biographical information concerning Tom J. Fatjo, Jr. and Lance
C. Ruud is set forth above under "Directors."

        JEROME M. KRUSZKA was elected Chief Operating Officer on November 1, 1996 and President on December 26, 1996. Mr. Kruszka began his career with Waste Management, Inc. in 1971. Between 1971 and 1996, Mr. Kruszka held several positions at Waste Management, Inc. and its affiliates, including District Landfill Manager and Mid-West Region District Manager. In 1993 Mr. Kruszka was named Division President and General Manager for Waste Management of Alameda County after which thirteen divisions involved in solid waste collection and transfer, recycling and landfill operations reported to him.

        TOM J. FATJO, III was elected Vice President - Treasurer in April 1992. From March 1990 to December 1991, Mr. Fatjo was employed by Republic Waste Industries, Inc., where his responsibilities included investor relations and treasury functions. From 1988 to 1990, Mr. Fatjo served as Vice President of First Financial

Alliance, Inc. Mr. Fatjo received a Bachelor of Business Administration degree in Finance from the University of Texas in Austin.

        J. DAVID GREEN was elected Vice President and General Counsel in February 1996. Mr. Green was elected Secretary in June 1996. From 1991 to 1996, Mr. Green was employed by Waste Management, Inc., most recently as group counsel for the Southwest Group. From 1984 to 1991, Mr. Green was in private practice in Florida, specializing in real estate, corporate transactions, environmental and administrative law. Mr. Green received a Bachelor of Science in Government and Social Studies from Florida State University and a Juris Doctor from the Florida State University College of Law.

        MICHAEL L. PAXTON joined the Company in May 1993 as Assistant Corporate Controller and was promoted to Corporate Controller in August 1995. Mr. Paxton was elected Vice President in February 1997. From October 1989 until May 1993, Mr. Paxton was employed by NL Industries, Inc. From January 1987 until October 1989, Mr. Paxton was employed by Ernst & Young, L.L.P. Mr. Paxton is a Certified Public Accountant and received a Bachelor of Business Administration degree in Accounting from the University of Houston.

        The Company's officers are elected annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. See "Employment and Consulting Arrangements" below.

CORPORATE GOVERNANCE

        In connection with the closing of the offering of 11,250,000 shares of the Company's Common Stock pursuant to a private placement, the Board of Directors authorized the creation of a committee of officers (the "Management Committee") to be responsible for the oversight of the day-to-day management of the Company. The Board of Directors appointed the members of the Management Committee and instructed the executive officers of the Company, including the members of the Management Committee, to consult with the members of such committee prior to making any decision or taking any action which the officer believes, using his best judgment, would have a significant effect on the business of the Company or a material effect on its profitability. The Management Committee consists of four members, currently consisting of Tom J. Fatjo, Jr., Lance C. Ruud, J. David Green and Jerome M. Kruszka. In addition, a representative designated by the Placement Agent (which currently is George L.
Ball) is entitled to serve on the Board of Directors of the Company and on any committee thereof to which the Management Committee may be designated to report.

COMPLIANCE WITH SECTION 16(A)

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than ten percent of the Company's Common Stock, par value of $.001 per share (the "Common Stock"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock market. Based on the Company's review of the copies of such reports received by the Company and on written representations received by the Company, the Company believes that no director, officer or holder of more than ten percent of the Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 1996, except that John V. Singleton, Jr., a director, failed to timely file a Form 3 report upon becoming a director and a Form 5 report for stock options granted him in September, 1995; J. David Green, an executive officer, failed to timely file a Form 3 report upon becoming an officer of the Company; Ed L. Romero, a director, failed to timely file two Form 5 reports related to the receipt of stock options; Tom J. Fatjo, III, an executive officer, failed to timely file a Form 5 report related to the receipt of stock options; Lance C. Ruud, a director and executive officer, failed to timely file a Form 5 report related to the receipt of stock options; Ben F. Barnes, a director, failed to timely file a Form 5 report related to the receipt of stock options; William B. Blount, a director, failed to timely file a Form 5 report related to the receipt of stock options; Tom E. Noel, former executive officer and director, failed to timely file a Form 3 report upon becoming an officer and director of the Company and Preston Moore, Jr., a director, failed to timely file a Form 5 report related to the receipt of stock options and a Form 4 related to the indirect acquisition of certain shares of the Company's Common Stock. These delinquencies were reported in Form 5 reports filed for fiscal 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth certain information with respect to the Chief Executive Officer and the other most highly compensated executive officers of the Company as to whom the total annual salary and bonus for the year ended December 31, 1996 exceeded $100,000:

                                        ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                           ---------------------------------------              ------------------------
                                                          OTHER     RESTRICTED
      NAME AND                                           ANNUAL       STOCK     OPTIONS/       ALL OTHER
 PRINCIPAL POSITION        YEAR     SALARY    BONUS   COMPENSATION    AWARDS    WARRANTS     COMPENSATION
-------------------        ----     ------    -----   ------------    ------    --------     ------------
Tom F. Fatjo, Jr .......   1996   $   --     $  --       $  --        $ --      $   --        $270,000(1)
  (Chairman of the .....   1995       --        --          --          --          --         300,000(1)
  Board and Chief ......   1994       --        --          --          --          --         265,000(1)
  Executive Officer)

Lance C. Ruud ..........   1996    119,185      --          --          --             0          --
  (Director, Senior Vice   1995    113,000     7,500        --          --       100,000          --
  President and Chief ..   1994    107,800      --          --          --        ---(2)          --
  Financial Officer)

J. David Green .........   1996    106,846    40,000        --          --       100,000          --
  (Vice President,
  Secretary and
  General Counsel)

Tom E. Noel(3) .........   1996    125,978    39,375(4)     --          --       500,000(5)       --

(1) Represents consulting payments made to FFA, of which Mr. Fatjo is a principal. See "Employment and Consulting Arrangements."

(2) The 250,000 options issued to Mr. Ruud in October 1993 originally included in the 1994 fiscal year are not included in 1994 as a result of the Company changing its fiscal year in December 1995.

(3) Effective November 1, 1996, Tom Noel resigned as an employee and as an Executive Officer of the Company.

(4) Mr. Noel has agreed to accept his bonus in shares of Common Stock of the Company.

(5) This grant was later reduced to 350,000 shares, all of which are vested and immediately exercisable.

OPTION/WARRANT GRANTS IN LAST FISCAL YEAR TABLE

        The following table sets forth certain information regarding options and warrants granted to the Named Executive Officers during the year ended December 31, 1996:

                                       % OF TOTAL                               POTENTIAL REALIZABLE
                                         OPTIONS                               VALUE AT ASSUMED ANNUAL
                                       GRANTED TO                               RATES OF STOCK PRICE
                                        EMPLOYEES     EXERCISE                    APPRECIATION FOR
                             OPTIONS    IN FISCAL     PRICE PER   EXPIRATION      OPTION TERM(1)
         NAME                GRANTED      1996          SHARE        DATE       5%             10%
         ----                -------   ----------     ---------   ----------    --            ---
Tom J. Fatjo, Jr.              -0-           0%          $-0-         N/A      $   ---      $   ---

Lance C. Ruud                  -0-           0%          $-0-         N/A      $   ---      $   ---

Jerome M. Kruszka         150,000(2)      16.6%         $1.50     11/01/2007   $141,000     $  358,500

Tom J. Fatjo, III                0           0%          $-0-         N/A       $      0    $        0

J. David Green            100,000(3)      11.0%         $1.50      1/25/2006    $ 94,000    $  239,000

Tom E. Noel               500,000(4)      55.0%         $1.50      2/25/1997    $470,000    $1,195,000

(1) The potential realizable value is based on assumed stock price increases from the date of option grant, which was $1.50 per share. The actual value realized will depend on the excess of the stock price on the date the option is exercised over the exercise price, and there is no assurance that the actual value realized, if any, will be at or near the value estimated.

(2)     These options are subject to vesting requirements over four years.

(3)     These options are subject to vesting requirements over four years.

(4) This grant was later reduced to 350,000 shares, which vest over three years.

AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

        The following table sets forth certain information regarding the number of unexercised options and warrants and value of unexercised options and warrants outstanding at December 31, 1996 (no options or warrants were exercised by the Named Executive Officers during 1996):


                        NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                        OPTIONS/WARRANTS AS OF           OPTIONS/WARRANTS AT
                          DECEMBER 31, 1996              DECEMBER 31, 1996(1)
        NAME           EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE

Tom J. Fatjo, Jr.       112,250           ---              0           ---

Lance C. Ruud           268,750        81,250       $ 13,187       $ 13,187

Tom J. Fatjo, III        58,750        66,250         10,550         10,550

J. David Green                0       108,000              0              0

Jerome M. Kruszka             0       150,000              0              0

Tom E. Noel             125,000       375,000              0              0

(1) Value determined by subtracting the exercise price from the market value of the Common Stock on December 31, 1996, which was $1.09 per share based on closing price on December 31, 1996, multiplied by the options/warrants.

DIRECTOR COMPENSATION

        During fiscal 1996, directors who were not employees of or consultants to the Company or any subsidiary receive $2,500 for each meeting of the Board of Directors that they attended in person and $500 for each such meeting in which they participated by telephone, plus reimbursement of out-of-pocket expenses. During 1996 the Company paid an aggregate of $26,100 to the directors as fees. During fiscal 1997, directors who are not employees of or consultants to the Company or any subsidiary will receive $500 for each meeting of the Board of Directors that they attend in person and $250 for each such meeting in which they participate by telephone, plus reimbursement of out-of-pocket expenses.

        The Company's Amended and Restated 1990 Stock Incentive Plan provides that a director who is not in the regular employ of, or a consultant to, the Company or any of its subsidiaries will automatically be granted a non-qualified stock option to purchase 20,000 shares of Common Stock as of the date of any annual meeting of stockholders after which such director will continue to serve on the Board of Directors. Such options shall have an exercise price equal to the fair market value of the Common Stock at the time the option is granted, vest pro rata over four years and have a ten-year term.

        The Board of Directors has approved the Company's 1997 Non-Employee Director Stock Option Plan which provides that the Board of Directors is authorized, in its discretion, to grant options to purchase up to 900,000 shares of Common Stock to any director who is not an officer or employee of the Company or any of its subsidiaries. On February 25, 1997, the Board of Directors granted options with respect to all 900,000 shares to the current members of the Board of Directors who were not officers or employees of the Company. The options have an exercise price of $1.12 which was equal to the fair market value of the Common Stock on the date the options were granted. The options vest in equal amounts over four years and have terms of ten years. All such options vest upon changes of control (as defined therein) and upon certain other events.

EMPLOYMENT AND CONSULTING ARRANGEMENTS

        FIRST FINANCIAL ALLIANCE AND TOM FATJO, JR. The Company and FFA, of which Tom J. Fatjo, Jr., Chairman of the Board and Chief Executive Officer of the Company, is a principal, are parties to a consulting agreement, effective as of April 2, 1992, which provides that, unless terminated by either party upon sixty days' written notice, FFA will provide certain consulting services to the Company for a period of five years. Pursuant to such consulting agreement, FFA will seek out, analyze and attempt to negotiate strategic acquisitions for and by the Company. Pursuant to such agreement, FFA has employed the services of Mr. Fatjo. For its services pursuant to this agreement, as amended, the Company pays to FFA a fee equal to $25,000 per month, plus expenses. The compensation arrangement under the consulting agreement is reviewable once per year. During 1996, FFA repaid $30,000 to the Company as a result of the Company failing to achieve certain performance objectives. This agreement also contains certain noncompete provisions.

        J. DAVID GREEN. The Company and J. David Green entered into an Employment Agreement effective February 26, 1996 which provides that Mr. Green shall be employed by the Company to serve as legal counsel and in certain other management positions for a three-year term. During the initial three-year term, the agreement may be terminated by the Company (1) upon the executive's death,
(ii) if the executive remains incapacitated for six months or more or (iii) for cause. If the agreement is terminated as a result of an illegal act, the failure of Mr. Green to devote his full time to the Company, the failure of Mr. Green to use his best efforts to advance the welfare of the Company or an intentional act by Mr. Green against the best interest of the Company, the executive's salary ceases as of the date of termination. If the Company terminates Mr. Green's employment for any other reason, the Company will be obligated to continue to pay the salary then being paid to Mr. Green for the full three-year period. This agreement also contains certain noncompete provisions.

        JEROME M. KRUSZKA. The Company and Mr. Kruszka entered into a letter agreement dated September 26, 1996 which provides that Mr. Kruszka shall be employed by the Company to serve as Vice President of Operations for a term of three years. He became Chief Operating Officer in November, 1996 and was elected President of the Company in December 1996. The letter agreement sets forth the number of shares, base salary, stock options and bonuses to be received by Mr. Kruszka.

        1997 STOCK PARTICIPATION PLAN. Effective January 1, 1997, the Company has approved the TransAmerican Waste Industries, Inc. 1997 Stock Participation Plan ("Participation Plan") pursuant to which the Company will issue restricted shares of Common Stock to key employees of the Company who are selected in the discretion of the Compensation Committee of the Board of Directors ("Committee"). Consultants who perform significant services for the Company are also eligible to receive restricted stock grants under the Participation Plan in the Committee's discretion.

        The aggregate number of shares of Common Stock available for granting awards under the Participation Plan is 833,334 shares. The Committee has awarded seven key employees with restricted stock grants under the Participation Plan; the executive officers listed below received grants as follows:

                                                                 NO. OF
NAME                     TITLE                              RESTRICTED SHARES
----                     -----                              -----------------
(1)  Tom J. Fatjo        Chief Executive Officer                  349,271
(2)  Jerome R. Kruszka   Chief Operating Officer                   87,500
(3)  Lance C. Ruud       Chief Financial Officer                  156,250
(4)  J.David Green       Vice President and General Counsel        75,000
(5)  Tom J. Fatjo, III   Vice President-Treasurer                  95,000
(6)  Michael L. Paxton   Vice President and Corporate Controller   41,250

        The awarded Restricted Shares are registered in the name of the grantee but are held by the Chairman of the Board of Directors of the Company until such time as the restrictions on their transfer have expired. The Restricted Shares will vest in equal 20% increments on each anniversary of the grant date over a five-year period. If the grantee should voluntarily terminate his employment or retire, or if his employment is terminated by the Company for a reason other than for cause, the grantee will forfeit his right to receive any shares that are not vested at the time of termination. In the event that the grantee is terminated for cause, he will forfeit all rights to receive any vested or unvested shares. If the grantee's employment is terminated due to his death or disability, or if a change of control of the Company should occur before the grantee's employment has been terminated, then all unvested shares will automatically become 100% vested. In March 1997, the Compensation Committee approved the immediate vesting of all shares to be received by Lance C. Ruud subject to certain restrictions on delivery and resale.

        In the event that the grantee's employment is not terminated within the five-year vesting period, as of the expiration of such period, the Company shall issue and deliver to the grantee a certificate for all the shares free of restrictions. In the event that grantee's employment is terminated for any reason except cause before the end of the five-year vesting period, or in the event of a change of control of the Company regardless of whether his employment is terminated, at such time the Committee shall issue and deliver to grantee a certificate for all vested shares free of restrictions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Moore, Romero, Barnes and Blount and former director R. Brian Fifer served on the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1996. Mr. Fifer resigned from the Board of Directors and the Compensation Committee in February 1997.

        Tom J. Fatjo, Jr. serves as Vice Chairman of the Board of Directors of Commodore Applied Technologies, Inc. Mr. Romero also serves on the Board of Directors of Commodore Applied Technologies, Inc. In 1996, Commodore Applied Technologies, Inc. acquired ASI, a company for which Mr. Romero was Chairman of the Board and Chief Executive Officer and Mr. Fatjo served on the Board of Directors.

        During 1996, the Company was a party to a Professional Services Agreement with BP&R, a company of which Mr. Blount is Chairman of the Board and principal stockholder, whereby BP&R acted as the Company's exclusive agent to secure and place tax-exempt debt financing required by the Company to finance landfill acquisitions, management contracts and expansion projects. The agreement was terminated in January 1997. Pursuant to this Agreement, in April 1996, BP&R acted as underwriter of the public offering of solid waste revenue bonds totaling $8,945,000 for which it received underwriting commissions of $447,250 and warrants to purchase 89,450 shares of the Company's Common Stock at $1.44 per share. The aggregate number of warrants earned by BP&R during the term of this Agreement was 664,450 warrants to purchase shares of Common Stock of the Company at various prices ranging from $1.34 to $2.88 per share.

        The Company was also a party to a Development Services Agreement, dated March 1, 1996, with E.C. Development, L.P. ("ECD"), a company controlled by Mr. Barnes, whereby ECD provided the Company with certain development services related to locating and analyzing existing solid waste landfill facilities. The agreement was terminated on January 31, 1997. In consideration for services rendered pursuant to this agreement, ECD will receive warrants to purchase 400,000 to 600,000 shares of Common Stock at $1.50 per share. The Company is in the process of determining and finalizing the exact amount of the compensation to be paid to ECD. The warrants will vest fully on March 1, 2001; however, the vesting accelerates one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. In addition, ECD will receive additional compensation in the event the Company acquires any company located and introduced to the Company by ECD.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        At the close of business on April 15, 1997, 44,795,790 shares of Common Stock were outstanding. The following table sets forth, as of April 15, 1997, certain information with respect to the shares of Common Stock beneficially owned by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each director of the Common Stock,
(iii) each Named Executive Officer, and (iv) all directors and current executive officers of the Common Stock as a group. Except as described below, each of the persons listed in the table has sole voting and investment power with respect to the shares listed:

                                              AMOUNT AND
NAME AND ADDRESS OF BENEFICIAL OWNER  NATURE OF BENEFICIAL OWNERSHIP     PERCENT OF CLASS
------------------------------------  ------------------------------     ----------------
Tom J. Fatjo, Jr.                            3,856,001(1)                      8.59%
  10554 Tanner Road
  Houston, Texas  77041

The Estate of Lawrence P. McGinnes           2,781,002                         6.20%
  5837 Northdale
  Houston, Texas  77087

Tom J. Fatjo, III                            2,722,268(2)(3)                   6.07%
  10554 Tanner Road
  Houston, Texas  77041

Ben F. Barnes                                  343,165(2)(4)                   * %
  98 San Jacinto, Suite 200
  Austin, Texas  78701

Robert K. Moses, Jr.                         5,000,000(5)                     10.46%
  P.O. Box 27888
  Houston, Texas  77227

Richard E. Bean                                200,000                         *
  5643 Lynbrook
  Houston, Texas  77056

William B. Blount                              843,650(6)                      1.85%
  10 Court Square
  Montgomery, Alabama  36103

Ed L. Romero                                    56,666(7)                      *
  2340 Menaul Boulevard, N.E. #400
  Albuquerque, New Mexico  87107

Preston Moore, Jr.                             417,500(8)                      *
  10554 Tanner Road
  Houston, Texas  77041

Lance C. Ruud                                  487,500(9)                      1.08%
  10554 Tanner Road
  Houston, Texas  77041

John V. Singleton, Jr.                          12,500(10)                     *
  10554 Tanner Road
  Houston, Texas  77041

George L. Ball                                 216,667(11)                     *
  3100 Texas Commerce Tower
  Houston, Texas  77002

Philip Burguieres                               83,333                         *
  1360 Post Oak Boulevard, Suite 790
  Houston, Texas  77056

Jerome M. Kruszka                              299,500(12)                     *
  10554 Tanner Road
  Houston, Texas  77041

J. David Green                                 100,000(13)                     *
  10554 Tanner Road
  Houston, Texas  77041

Michael L. Paxton                               92,975(14)                     *
  10554 Tanner Road
  Houston, Texas 77041

Directors and current executive officers        13,219,767                    26.93%
  as a group (15 persons)

* means less than 1% of the total number of shares of Common Stock outstanding.

(1) Tom J. Fatjo, Jr. is the majority shareholder and a director and executive officer of FFA; the sole director and an executive officer of First Financial Alliance Partners, Inc. ("FFAP"); and the sole trustee and beneficiary of the Tom J. Fatjo, Jr. Trust, which trust owns 20% of the outstanding common stock of FFAP. In his capacity as trustee, Tom J. Fatjo, Jr. has sole voting and investment power over the assets of such trust. Includes 848,000 shares owned of record by FFA, 2,146,480 shares owned of record by FFAP and 112,250 shares purchasable upon the exercise of outstanding stock options that are exercisable within 60 days after April 15, 1997. The shares owned by FFAP are also included in the shares indicated as owned by Tom J. Fatjo, III and Ben F. Barnes. Also includes 349,271 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture and 400,000 shares held by 314 Building Partnership, a partnership owned by Mr. Fatjo and Mr. Moore.

(2) Tom J. Fatjo, III and Ben F. Barnes are the co-trustees of the Fatjo Family Trust, which trust owns 80% of the outstanding common stock of FFAP. In their capacity as co-trustees, Tom J. Fatjo, III and Ben F. Barnes share voting and investment power over the assets of such trust.

(3) Includes 2,146,480 shares owned of record of FFAP and 37,500 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after April 15, 1997. The shares owned by FFAP are also included in the shares indicated as owned by Ben F. Barnes and Tom J. Fatjo, Jr. Also includes 95,000 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture.

(4) Includes 2,146,480 shares owned of record of FFAP and 15,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after April 15, 1997. The shares owned by FFAP are also included in the shares indicated as owned by Tom J. Fatjo, Jr. and Tom J. Fatjo, III. Includes 138,500 shares held in the name of Entrecorp, a corporation wholly-owned by Mr. Barnes. In addition, Mr. Barnes will receive between 400,000 and 600,000 warrants to purchase shares of Common Stock pursuant to the contract between the Company and ECD.

(5) Includes 3,000,000 shares purchasable upon the exercise of outstanding warrants granted to Mr. Moses that are exercisable within 60 days after April 15, 1997.

(6) Includes 679,450 shares purchasable upon the exercise of outstanding options and warrants granted to Mr. Blount or a firm affiliated with Mr. Blount that are exercisable within 60 days after April 15, 1997.

(7) Includes 56,666 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after April 15, 1997.

(8) Includes 30,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after April 15, 1997 and 200,000 shares held by 314 Building Partnership, a partnership owned by Mr. Moore and Mr. Fatjo (314 Building Partnership owns an aggregate of 400,000 shares of the Company's Common Stock).

(9) Includes 281,250 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after April 15, 1997 and 156,250 shares of restricted stock received pursuant to the Participation Plan. The Compensation Committee approved the immediate vesting of these shares.

(10) Includes 12,500 shares purchasable upon the exercise of outstanding options and warrants granted to Mr. Singleton and exercisable within 60 days after April 15, 1997.

(11) In addition, Sanders Morris Mundy Inc. received warrants to purchase 1,125,000 shares of Common Stock pursuant to its Placement Agent Agreement. Mr. Ball is the Chairman of Sanders Morris Mundy Inc.

(12) Includes 87,500 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture.

(13) Includes 25,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days of April 15, 1997 and 75,000 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture.

(14) Includes 39,125 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days of April 15, 1997 and 41,250 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company is a party to a Placement Agent Agreement dated January 23, 1997 with SMMI, a company of which Mr. Ball is Chairman, whereby SMMI acted as placement agent for the private placement of 11,250,000 shares of the Company's Common Stock. SMMI received a fee of $472,500 and warrants to purchase 1,125,000 shares of the Company's Common Stock at $.66 per share. The Company also agreed to register the resale of the shares purchasable pursuant to such warrants within four months of January 31, 1997. Pursuant to the Placement Agent Agreement, SMMI has the right to designate one representative to serve on the Board of Directors of the Company until

85% or more of the shares of Common Stock sold pursuant to the private placement have been sold by the initial holders thereof or their permitted assignees. Currently George L. Ball is serving on the Board of Directors by designation of SMMI.

        The Company is a party to an Agreement with Mr. Fatjo and Mr. Moses pursuant to which Mr. Fatjo and Mr. Moses agreed to jointly and severally guarantee the indebtedness evidenced by a Loan Agreement between the Company and Southwest Bank of Texas, N.A. Pursuant to such Agreement, Mr. Moses received warrants to purchase 1,000,000 shares of the Company's Common Stock at the exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of the Company's Common Stock at the exercise price of $1.00 per share. The Company agreed to register the resale of the shares purchasable pursuant to the warrants within four months of the closing of the private placement of 11,250,000 shares of the Company's Common Stock. In addition, Mr. Moses has the right to designate three directors to serve on the Company's Board of Directors until the indebtedness is repaid or Mr. Moses ceases to be a guarantor of such indebtedness and two directors until Mr. Moses is no longer the beneficial owner of Common Stock, warrants or other securities of the Company that constitute on a fully diluted basis 5% or more of the outstanding securities of the Company. Mr. Moses, Philip Burguieres and Richard E. Bean currently serve on the Board of Directors pursuant to this Agreement.

        During 1996, and until April 30, 1997, the Company leased its corporate office space from an entity in which Tom J. Fatjo, Jr. and Preston Moore, Jr. control the beneficial ownership interests. The terms of the lease agreement provide for annual lease payments of $95,000 per year through April 1997. Certain information regarding other similar transactions is set forth in "Compensation Committee Interlocks and Insider Participation" above.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on April 30, 1997.

                             TransAmerican Waste Industries, Inc.


                             By:
                                   Tom J. Fatjo, Jr., Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                        DATE

   /S/ TOM J. FATJO, JR.          Chairman of the Board           April 30, 1997
     Tom J. Fatjo, Jr.           of Directors and Chief
                              Executive Officer (Principal
                                   Executive Officer:

     /S/ LANCE C. RUUD       Director, Senior Vice President      April 30, 1997
                               and Chief Financial officer
                              (Principal Financial Officer)

    /S/ GEORGE L. BALL                  Director                  April 30, 1997
      George L. Ball


     /S/ BEN F. BARNES                  Director                  April 30, 1997
       Ben F. Barnes


    /S/ RICHARD E. BEAN                 Director                  April 30, 1997
      Richard E. Bean


   /S/ WILLIAM B. BLOUNT                Director                  April 30, 1997
     William B. Blount


   /S/ PHILIP BURGUIERES                Director                  April 30, 1997
     Philip Burguieres


  /S/ PRESTON MOORE, JR.                Director                  April 30, 1997
    Preston Moore, Jr.


 /S/ ROBERT K. MOSES, JR.               Director                  April 30, 1997
   Robert K. Moses, Jr.


     /S/ ED L. ROMERO                   Director                  April 30, 1997
       Ed L. Romero


/S/ JOHN V. SINGLETON, JR.              Director                  April 30, 1997
  John V. Singleton, Jr.