Form 10-Q
period 1997-03-31
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1997-05-15
CIK 876032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X/ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   CLASS OF COMMON STOCK                           OUTSTANDING AT MAY 12, 1997
   ---------------------                           ---------------------------
      $.001 par value                                          43,626,375

                      TRANSAMERICAN WASTE INDUSTRIES, INC.
                                      INDEX

                                                                       PAGE NO.

PART I          FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Consolidated Balance Sheets -
                       December 31, 1996 and March 31, 1997...........        3
                Consolidated Statements of Operations -
                       Three Months Ended March 31, 1996 and 1997.....        4
                Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1996 and 1997.....        5
                Notes to Unaudited Consolidated Financial Statements..        6

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................       12

PART II         OTHER INFORMATION

    Item 1.      Legal Proceedings....................................       15

    Item 5.      Other Information....................................       15

    Item 6.      Exhibits and Reports on Form 8-K.....................       15

   Signatures       ..................................................       16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                          ASSETS                     December 31,   March 31,
                                                         1996         1997
                                                     -----------    ---------
                                                                   (Unaudited)
Current assets
   Cash and cash equivalents ......................  $  1,334      $  3,048
   Restricted cash ................................       879         2,111
   Accounts receivable, less allowance
      for doubtful accounts of $316 and $290,
      respectively ................................     3,381         4,517
   Other current assets ...........................     1,019         1,027
                                                      -------       -------
      TOTAL CURRENT ASSETS ........................     6,613        10,703
      Restricted cash .............................    13,400        12,748
      Property and equipment, net of accumulated
      depreciation ................................    27,052        37,375
Cost in excess of fair value of assets acquired ...        --         8,751
Deferred financing costs, net of
      accumulated amortization of $403 and $460,
respectively ......................................     2,453         2,535
Other assets, net .................................     3,156         2,019
                                                      -------       -------
        TOTAL ASSETS ..............................  $ 52,674      $ 74,131
                                                      =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
  Accounts payable ................................  $  1,447      $  2,790
  Accrued liabilities and other ...................     1,746         3,658
  Current portion of promissory notes to
  Investment Partnership ..........................     1,338         1,365
  Current portion of long-term debt ...............     1,731         4,182
  Reserve for closure and post-closure costs ......       211           211

        Total current liabilities .................     6,473        12,206
  Promissory notes to Investment Partnership,
  less current portion
                                                          693          --
  Long-term debt, less current portion ............    37,414        44,285
  Reserve for closure and post-closure costs,
  less current portion ............................     4,114         4,182
  Other liabilities ...............................     2,344         4,803
                                                      -------       -------
        Total liabilities .........................    51,038        65,476
                                                      -------       -------
        Commitments and contingencies
        Stockholders' equity
  Common stock, $.001 par value; 100,000,000
   shares authorized; 30,694,041 and ,906,375
   shares issued and outstanding, respectively ....        31            43
  Additional paid-in capital ......................    25,799        32,098
  Deferred compensation ...........................      --            (483)
  Warrants ........................................       394         1,644
  Retained earnings (deficit) .....................   (24,588)      (24,647)
                                                      -------       -------
        Total stockholders' equity ................     1,636         8,655
                                                      -------       -------
        Total liabilities and stockholders' equity   $ 52,674      $ 74,131
                                                      =======       =======

            See Notes to Unaudited Consolidated Financial Statements

                 TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                             1996         1997
                                                             ----         ----
                                                               (Unaudited)

Revenue ..............................................    $  3,921     $  6,407
Expenses:
  Cost of services ...................................       1,881        4,271
  Depreciation and amortization ......................         401          595
  General and administrative .........................         767          691
                                                          --------     --------
   Operating income ..................................         872          850
                                                          --------     --------
   Other income (expense):
  Interest expense ...................................        (497)        (832)
  Other net ..........................................         142          (60)
                                                          --------     --------
   Total other expense ...............................        (355)        (892)
                                                          --------     --------
   Solid waste income (loss) .........................         517          (42)
   Loss from oil recovery and disposal operations ....        (284)        --
                                                          --------     --------
   Income (loss) before income taxes .................         233          (42)
   Provision for income taxes ........................        --             17
                                                          --------     --------
   Net income (loss) .................................    $    233     $    (59)
                                                          ========     ========

   Income (loss) per common share ....................    $    .01     $   --
                                                          ========     ========

   Weighted average common shares outstanding ........      30,646       38,673
                                                          ========     ========
            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        1996           1997
                                                    ------------   ------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................  $        233   $        (59)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization .................           401            595
   Amortization of debt discount and
   deferred financing costs ......................            84            178
   Amortization of deferred compensation .........          --               17
   Closure and post-closure costs ................          (171)            68
     Loss from oil recovery and disposal .........           290           --
Changes in assets and liabilities:
   Accounts receivable ...........................           102         (1,136)
   Accounts payable and accrued liabilities ......          (379)         2,161
   Other, net ....................................           314            124
                                                    ------------   ------------
      Net cash provided by operating activities ..           874          1,948
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of acquisition ..............................          --          (12,600)
Purchases of property and equipment ..............          (944)        (1,855)
Costs incurred on possible acquisitions ..........           (19)          --
Payments to oil recovery and disposal ............           (79)          --
Other ............................................           (17)          --
                                                    ------------   ------------
      Net cash used by investing activities ......        (1,059)       (14,455)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and warrants ......          --           10,088
Payments of debt .................................          (314)        (1,202)
Proceeds from issuances of common stock
and warrants .....................................           208          6,055
Deferred financing costs .........................          --             (140)
Use (increase) of restricted cash ................           322           (580)
                                                    ------------   ------------
      Net cash provided by financing
      activities .................................           216         14,221
                                                    ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS ............            31          1,714
CASH AND CASH EQUIVALENTS:
Beginning of period ..............................         1,499          1,334
                                                    ------------   ------------
End of period ....................................  $      1,530   $      3,048
                                                    ============   ============

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of TransAmerican Waste Industries, Inc. and its wholly owned subsidiaries (the "Company") and have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly state the financial position and the results of operations for the interim periods presented, and the disclosures herein are adequate to make the information presented not misleading. On January 31, 1997, the Company acquired certain solid waste collection assets and operations from Sanifill, Inc. ("Sanifill"). The accounts of the acquired assets and operations are accounted for as a purchase and are included in the accompanying unaudited consolidated financial statements from the date of acquisition. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q. These interim financial statements should be read in conjunction with the Company's Annual Report for the year ended December 31, 1996 on Form 10-K and the Sanifill Assets Acquired Financial Statements and the related notes thereto, and the Unaudited Proforma Condensed Financial Statements and related notes thereto, included in the Company's Current Report on Form 8-K/A dated April 18, 1997.

2.       ACQUISITION OF SANIFILL ASSETS AND RELATED FINANCING

         On January 31, 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill located in the Houston, Texas area (the "Sanifill Assets"). In connection with the acquisition of Sanifill by USA Waste Services, Inc. ("USA Waste") in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The total consideration for the purchase of the Sanifill Assets was $13,600,000 in cash plus warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $1.50 per share ("USA Warrants"). The USA Warrants are exercisable for a period of five years from the closing date of the Company's acquisition of the Sanifill Assets. The Company is obligated to register for resale the common stock issuable upon the exercise of the USA Warrants.

         The Sanifill Assets consist of assets used in connection with the servicing of approximately 100,000 residential and 4,000 commercial waste collection and disposal customers in the Houston, Texas metropolitan area, a 20-acre construction and demolition landfill located in Galveston County, Texas, two office, maintenance and parking facilities and preferred pricing at two of USA Waste's landfills. The preferred pricing agreement gives the Company the option to dispose of two million tons of municipal solid waste, limited to 270,000 tons per year, at USA Waste's landfills at favorable prices as defined in the purchase agreement, which in no event shall be less favorable than the most favorable terms provided to USA Waste's other customers. The Company moved its corporate office to one of the acquired buildings.

         In connection with the acquisition of the Sanifill Assets, the Company assumed certain contractual obligations to provide residential collection and related services. Based upon management's analysis of these contractual obligations, a contract assumed with a commitment period to June 2000, will be unprofitable to the Company. As the Sanifill Assets had been operated as part of Sanifill's integrated strategy to bring waste to its existing landfill operations, the operations were able to obtain waste disposal under terms and conditions that are not available to the Company. Additionally, there are inherent risks in the estimation of and bid process for waste collection contracts that can impact the results of operations

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

because actual volumes of waste generated, the availability of disposal facilities and equipment, labor, maintenance and other operational factors can vary from the initial estimate. The Company estimates that losses to be sustained on the contract will approximate $3.2 million and has included this loss as part of the initial purchase price allocation. At March 31, 1997 the balance of the reserve was approximately $3.1 million and is included in other liabilities in the accompanying unaudited consolidated balance sheet.

         The Company financed the acquisition of the Sanifill Assets with a combination of debt and equity funds consisting of an $8.5 million bank facility (the "Bank Facility") and $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock (the "Private Placement").

         BANK FACILITY. The Bank Facility is composed of a $7.5 million promissory note bearing interest at the prime rate plus 1% to be repaid based upon a five year amortization schedule and having a final maturity of February 15, 1999, and a $1 million revolving line of credit at prime plus 1% having a final maturity of February 15, 1998. The Bank Facility is subject to certain financial and other covenants and restrictions. The Bank Facility is secured by a security interest in certain assets of the Company, including the Sanifill Assets and is guaranteed by the Company, the Company's chief executive officer, and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee and services provided in connection with the acquisition of the Sanifill Assets, the Company issued the Board Member warrants, having a term of five years, to purchase a total of three million shares of the Company's common stock. The exercise price of such warrants with respect to two million shares is $1.00 per share, and the exercise price with respect to the remaining one million shares is $1.25 per share. The exercise prices are subject to certain anti-dilution provisions. The warrants, the guarantee and the services provided, are recorded at their respective fair market values.

         PRIVATE PLACEMENT. In the Private Placement, the Company issued 11,250,000 shares of common stock (the "Shares") at a price of $.60 per share including the exercise of the placement agent's over-allotment for total proceeds to the Company, net of placement agent's commission and related expenses, of $6.1 million. The Company will file within four months of the closing of the acquisition of the Sanifill Assets (the "Closing") a registration statement covering the resale of the Shares under the Securities Act of 1933 with the Securities and Exchange Commission and in such states as the Company and the holders may select. The Company has agreed to use its best efforts to cause such registration statement to become effective within seven months of the Closing. If the registration is not effective within seven months of the closing, subject to certain other conditions and exceptions, it could result in a substantial penalty to the Company. Additionally, the Company issued warrants to purchase 1,125,000 shares of the Company's stock at $.66 per share, subject to certain anti-dilution provisions, to the placement agent.

     SHORT-TERM FINANCING. In January 1997, as consideration for the waivers, consents and releases from an investment partnership (the "Investment Partnership") necessary to complete the acquisition of the Sanifill Assets, the Company repaid $700,000 which the Company borrowed in December 1996 from the Investment Partnership to fund the initial deposits on the purchase price of the Sanifill Assets and exchanged a $1.5 million promissory note issued to the Investment Partnership in August 1996 for a new convertible promissory note. The convertible promissory note is payable in twelve monthly installments of principal and interest beginning in August 1997 and is convertible into shares of common stock at $1.12 per share, subject to certain anti-dilution provisions. Additionally, the Company repriced warrants to purchase 275,000 and 300,000 shares of common stock at exercise prices of $1.00 per share and $.75 per share respectively, to $0.60 per share.

     PRO FORMA DATA. The accompanying unaudited consolidated balance sheet includes the preliminary purchase price allocation which is subject to final adjustment. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisition of the Sanifill Assets on the continuing operations of the Company for the three months ended March 31, 1996 and 1997

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

as if the transaction was effective on the first day of the period being reported (in thousands, except per share data):

                                         1996               1997
                                   ----------------   ----------------

        Revenue .................  $          6,559   $          7,612
                                   ================   ================
        Net income ..............  $           (229)  $           (113)
                                   ================   ================
        Net income per share ....  $           (.01)  $           --
                                   ================   ================

         Pro forma adjustments included in the amounts above primarily relate to
(a) adjustment to depreciation and amortization expense due to the purchase price allocation, (b) adjustment to reflect interest expense on the Bank Facility, and (c) adjustment for loss contracts assumed in the acquisition of the Sanifill Assets. Net income per share for the three months ended March 31, 1996 and 1997 assumes that all the shares of the Company's common stock issued in the Private Placement were outstanding for the period presented. The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the Sanifill Assets been combined at the beginning of the period presented.

3.       1997 STOCK PARTICIPATION PLAN

         Effective January 1, 1997, the Board of Directors of the Company approved the TransAmerican Waste Industries, Inc. 1997 Stock Participation Plan ("Participation Plan"), pursuant to which the Company issued restricted shares of common stock to the executive officers and certain key employees of the Company who were selected in the discretion of the Compensation Committee of the Board of Directors ("Committee"). Pursuant to the Participation Plan, the Company issued 833,334 shares of common stock to seven participants under the Participation Plan.

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

         The Company received a bank loan in the amount of $500,000 ("Bank Loan") to acquire 833,334 shares of common stock from the Company at $.60 per share pursuant to the Participation Plan. The Bank Loan bears interest at 9% per annum to be repaid based upon a five-year amortization schedule. The Bank Loan is secured by the shares of the Company's common stock granted pursuant to the Participation Plan and is guaranteed personally by the Chairman of the Board of the Company.

         In March 1997, the Company's former chief financial officer resigned, effective May 1, 1997. The Committee has given the former chief financial officer the option to purchase his 156,250 unvested restricted shares of common stock issued under the Participation Plan for $.60 per share. The option expires September 28, 1997. The Company will use the proceeds, if any, from the exercise of the option to retire a portion of the Bank Loan.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.       EARNINGS PER COMMON SHARE

         Earnings per common share ("EPS") have been computed based on the weighted average number of common equivalent shares outstanding during the applicable periods. For the three months ended March 31, 1997, common equivalent ("Shares"), including stock options and warrants, did not impact net loss per share as they were anti-dilutive.

         The convertible subordinated debentures are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For the three months ended March 31, 1996 and 1997, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation and is excluded from the presentation herein.

         The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          -------------------
                                                            1996       1997
                                                          --------   --------
 Common shares outstanding, end of period ..............    30,065     42,906
 Effect of shares issued during period using
      weighted average common shares ...................      (246)    (4,233)
 Effect of shares issuable for stock options and
      warrants based on treasury stock method ..........       827       --
                                                          --------   --------
 Common shares used in computing earnings per share ....    30,646     38,673
                                                          ========   ========

5.       COMMITMENTS AND CONTINGENCIES

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

         CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities, that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6.0 million. At March 31, 1997, the Company had accrued approximately $4.4 million for such estimated costs based on airspace utilized to date. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         FINANCIAL ASSURANCE OBLIGATIONS. From time to time the Company may be required to provide performance bonds or bank letters of credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At March 31, 1997, the Company has provided performance bonds totaling $6.9 million and letters of credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to a review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

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

         In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to (i) the transfer of the Chilton County Landfill from the County to the Company and (ii) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. While the Circuit Court of Chilton County, Alabama upheld the transfer of the landfill to the Company, it overturned the approval of certain permit modifications that increased the allowable daily volume and expanded the permissible service area of the facility. During 1996, the Company was permitted to continue to operate under a daily volume limit. On March 14, 1997, the Supreme Court of Alabama issued an opinion on the merits and reversed the plaintiff's summary judgment and upheld the permit modifications including the volume increase. As a result, the landfill is now permitted to accept up to 1,500 tons per day of solid waste from an eighteen county service area.

          In addition to the foregoing, the Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

         DEVELOPMENT SERVICES AGREEMENT. In March 1996, the Company entered into a Development Services Agreement, with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD would provide the Company with certain development services related to locating landfill facilities. In consideration for these services, ECD received warrants to purchase 2 million shares of common stock at $1.50 per share. The warrants were to vest fully on March 1, 2001 as long as ECD is providing services to the Company on that date, however the vesting would accelerate one

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. ECD was also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. This additional compensation consisted of (i) 50,000 shares of common stock of the Company, subject to adjustment under certain conditions, (ii) a warrant to purchase 100,000 shares of common stock of the Company at the market price on the trading day immediately preceding the transaction date, and (iii) $250,000 cash upon the closing of the financing for the facility or twelve months following the closing, whichever is sooner. The Company notified ECD, in a letter dated January 24, 1997, of the termination of the Development Services Agreement. The Company is currently working with ECD to conclude all outstanding development projects and determine the final number of warrants vested.

         INVESTMENT BANKING AGREEMENT. In July 1994, the Company entered into a five-year agreement with an investment banking firm, in which a director of the Company was the controlling shareholder and chief executive officer, to exclusively represent the Company in the solid waste industry with regard to obtaining tax-exempt debt financing. The Company agreed to pay the firm a percentage of the gross proceeds derived from such financings. The Company issued the firm 400,000 warrants to purchase common stock, subject to certain forfeiture provisions, at $2.875 per share for this exclusive arrangement. In addition, warrants to purchase 150,000 restricted share of common stock, at the then current market price, were issued to the firm for each $15 million of financing completed. The number of such warrants was adjusted on a pro rata basis depending upon the actual amount of the financing completed. Either party could have terminated this agreement at any time by giving 120 days prior written notice. In a letter dated January 24, 1997, the Company notified the investment banking firm of the termination of this agreement.

6.       ADOPTION OF NEW ACCOUNTING PRINCIPLE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company is required to adopt the provisions of SFAS No. 128 for the fiscal year ended December 31, 1997. The initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

7.       SUBSEQUENT EVENT

         In April 1997, the Company purchased Target Waste Industries, Inc. ("Target"), a commercial solid waste collections company operating in the greater Mobile, Alabama metropolitan area. Total consideration consisted of $100,000 cash and 720,000 shares of restricted common stock. The Company is required to file a registration statement, not later than December 31, 1997, which at the option of the Target shareholders will include their shares of common stock. Additionally, in connection with the acquisition, the Company received a non-compete agreement from Target's principal shareholder for a period of two years.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      TransAmerican Waste Industries, Inc. and subsidiaries (the ACompany@) is engaged in the collection, processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses. The Company believes that trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

      As the Company continues to seek additional facilities and collection operations, the Company will focus on acquiring and/or developing businesses which are strategically positioned with the Company's existing operations. The Company believes there is substantial value to be recognized by obtaining strategically located collection and landfill operations, as this provides the company with secure waste streams, optimizing the value of the Company's air space and provides efficiencies to both the collection and disposal operations. The Company will also look for strategic opportunities to enter into favorable new markets primarily through the acquisition of existing businesses.

      The following table summarizes the Company's management contracts and acquisitions completed during 1995 through May 15, 1997:


            Name Of       Type Of                   Type Of   Total   Permitted
 Date      Business      Business       Location  Transaction Acres    Acreage
 ----      --------      --------       --------  ----------- ------   -------
February  Central        MSW landfill   Carriere,   Purchase
1995      Landfill                      Mississippi             20       20

June      TransWaste,    Transfer       Alexandria,
1995      Inc.           station,       Louisiana   Purchase    20       20
                         materials
                         recovery
                         facility and
                         hauling
                         operation


July      Union County   MSW landfill   Knoxville,  20-year
1995      Landfill                      Tennessee   management  90       55
                                                    contract

April     Haleyville     MSW and        Haleyville, 20-year
1996      Landfill       C&D landfill   Alabama     management 265      192
                                                    contract


January   North          C&D landfill   Dickinson,  Purchase    20       20
1997      County                        Texas
          Landfill

January   Sanifill       Residential    Houston,
1997      Hauling        and            Texas       Purchase   ---      ---
                         commercial
                         collection
                         operation

April     Target Waste   Commercial     Mobile,     Purchase   ---      ---
1997      Industries,    collection     Alabama
          Inc.           operation
          Hauling

RESULTS OF OPERATIONS

      QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

      Revenue increased 63% from $3,921,000 to $6,407,000 from the first quarter of 1996 to the first quarter of 1997. This increase in revenue is primarily due to the acquisition of the Sanifill Assets. Although there can be no assurance, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of privatizing municipal landfills, either by acquisition or long-term landfill management contracts, and acquiring other selected facilities and collection operations.

      Cost of services increased from $1,881,000 to $4,271,000 from the first quarter of 1996 to the first quarter of 1997, primarily due to the acquisition of the Sanifill Assets. As a percentage of revenue, cost of services increased from 48% to 67% due to the nature of the collection operations acquired. The collection operations have a higher percentage of cost which fluctuate directly with revenue as compared to the landfill operations which generally have fixed cost that do not increase proportionately with an increase in revenue.

      General and administrative costs decreased from $767,000 to $691,000 from quarter to quarter as a result of management's continued efforts to monitor costs and implement cost control measures, as necessary.

      Interest expense for the first quarter of 1997 was $832,000 compared to the prior year amount of $497,000. The increase was primarily due to borrowings in connection with the acquisition of the Sanifill Assets.

      The Company did not incur losses from oil recovery and disposal operations in the first quarter of 1997 as compared to a loss of $284,000 in the first quarter of 1996. In September 1996, the Company transferred the stock of its oil recovery and disposal operations and relinquished management and legal control of the operations. In consideration for the transfers, the Company will receive a percentage of defined cash flows from these operations. The Company has no future obligation to fund the operations of these businesses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has been expanding its operations primarily by focusing on the privatization of municipal landfills, either by acquisition or long-term management contracts, and with the acquisition of selected collection operations. The Company's expansion program has required, and will require, a significant investment of cash for the initial acquisition of management contracts and businesses, the subsequent upgrade and expansion of the sites and the start-up of operations under the Company's management. Completion of the Company's various debts and equity financings over the past two years has enabled the Company to fund this corporate development and to favorably position the Company's future operations.

      In January 1997, the Company funded the acquisition of the Sanifill Assets through a $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock and $8.5 million of borrowings under a Bank Facility.

      As of March 31, 1997, the Company had a working capital deficit of $1.5 million and a cash balance of $3.0 million as compared to working capital of $140,000 and a cash balance of $1.3 million at December 31, 1996. In connection with the financing of the acquisition of the Sanifill Assets, the Company borrowed $8.5 million under the terms of the Bank Facility of which $2.4 million is included in current liabilities, reflecting the balances which must be paid through the first quarter of 1998. The Company believes that cash flow from operations will be sufficient to make the necessary Bank Facility payments and fund the working capital deficit. For the three months ended March 31, 1997, the Company generated positive cash flow from operations of approximately $1.9 million.

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

      Although the Company will continue to seek additional disposal facilities, the Company is pursuing additional waste streams and strategically located collection operations to support its existing disposal facilities. Additional volumes at competitive market prices would substantially enhance the Company's results and cash flow as a substantial amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase.

     The Company's significant cash requirements during the three months ended March 31, 1997 were $12.6 million for the acquisition of the Sanifill Assets, $1.9 million for capital expenditures and improvements and $1.2 million for debt repayments. These requirements were primarily funded with cash generated from operations of $1.9 million, the proceeds of the $8.5 million Bank Facility and the $6.8 million Private Placement (approximately $6.1 net of placement agent's commission and offering expenses.)

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

      In the future, the Company will also have material financial obligations relating to closure and post-closure costs for disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure monitoring for an estimated period of up to 30 years after closure will approximate $6.0 million. See Note 5 of the Notes to Unaudited Consolidated Financial Statements included herein for information regarding these obligations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 5 to Unaudited Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 5.  OTHER INFORMATION.

      In March 1997, Lance C. Ruud, the Company's former Senior Vice President and Chief Financial Officer resigned as an officer of the Company effective May 1, 1997. Mr. Ruud continues to serve as a director of the Company.

      In February 1997, Michael L. Paxton was elected Vice President and Corporate Controller. Mr. Paxton joined the Company in May 1993 as Assistant Corporate Controller and was promoted to Corporate Comptroller in August 1995. Mr. Paxton will act as the Chief Accounting Officer of the Company.

      In connection with the closing of the Private Placement, the Board of Directors authorized the creation of a committee of officers (the "Management Committee") to be responsible for the oversight of the day-to-day management of the Company. The Board of Directors appointed the members of the Management Committee and instructed the executive officers of the Company, including the members of the Management Committee, to consult with the members of such committee prior to making any decision or taking any action which the officer believes, using his best judgment, would have a significant effect on the business of the Company or a material effect on its profitability. The Management Committee currently consists of three executive officers of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

         27.1     Financial Data Schedule


         (b)      Reports on Form 8-K

        The Company filed a Form 8-K and a Form 8-K/A dated February 18, 1997 and April 18, 1997, respectively, regarding (i) the acquisition of the Sanifill Assets, (ii) the Private Placement of the Company's common stock, and (iii) the borrowings under the Bank Facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANSAMERICAN WASTE INDUSTRIES, INC.

                                   By:  /s/ MICHAEL L. PAXTON
                                        Michael L. Paxton
                                        Vice President and Corporate Controller

May 15, 1997