Form 10-Q
period 1997-06-30
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1997-07-31
CIK 876032

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   CLASS OF COMMON STOCK                           OUTSTANDING AT JULY 21, 1997
      $.001 par value                                      43,627,500

                      TRANSAMERICAN WASTE INDUSTRIES, INC.
                                      INDEX

                                                                        PAGE NO.
PART I          FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Consolidated Balance Sheets -
                       December 31, 1996 and June 30, 1997............        3
                Consolidated Statements of Operations -
                       Three and Six Months Ended June 30, 1996 and 1997      4
                Consolidated Statements of Cash Flows -
                       Six Months Ended June 30, 1996 and 1997........        5
                Notes to Unaudited Consolidated Financial Statements..        6

   Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .........................       13

PART II         OTHER INFORMATION

   Item 1.       Legal Proceedings....................................       17

   Item 4.       Submission of Matters to a Vote of Security Holders..       17

   Item 6.       Exhibits and Reports on Form 8-K.....................       17

   Signatures       ..................................................       18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                    ASSETS                                       December 31,  June 30,
                                                                    1996         1997
                                                                 ------------  --------
                                                                              (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents .................................   $  1,334    $  2,522
    Cash restricted for developmental projects ................        879       2,224
    Accounts receivable, less allowance for doubtful accounts
      of $316 and $330, respectively ..........................      3,381       5,229
    Other current assets ......................................      1,019       1,258
                                                                  --------    --------
        TOTAL CURRENT ASSETS ..................................      6,613      11,233
Cash restricted for developmental projects ....................     13,400      16,428
Property and equipment, net of accumulated depreciation .......     27,052      39,240
Cost in excess of fair value of assets acquired ...............       --         9,354
Deferred financing costs, net of accumulated amortization
     of $634 and $703, respectively ...........................      2,453       2,954
Other assets, net .............................................      3,156       2,067
                                                                  --------    --------
         TOTAL ASSETS .........................................   $ 52,674    $ 81,276
                                                                  ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ..........................................   $  1,447    $  3,005
    Accrued liabilities and other .............................      1,746       4,199
    Current portion of long-term debt .........................      3,069       3,791
    Reserve for closure and post-closure costs ................        211         193
                                                                  --------    --------
         TOTAL CURRENT LIABILITIES ............................      6,473      11,188
Long-term debt, less current portion ..........................     38,107      51,939
Reserve for closure and post-closure costs, less current
  portion .....................................................      4,114       4,262
Other liabilities .............................................      2,344       4,041
                                                                  --------    --------
         TOTAL LIABILITIES ....................................     51,038      71,430
                                                                  --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; 100,000,000 shares
      authorized; 30,694,041 and 43,627,500 shares
      issued and outstanding, respectively ....................         31          44
    Additional paid-in capital ................................     25,799      33,007
    Deferred compensation .....................................       --          (458)
    Warrants ..................................................        394       1,644
    Retained earnings (deficit) ...............................    (24,588)    (24,391)
                                                                  --------    --------
         TOTAL STOCKHOLDERS' EQUITY ...........................      1,636       9,846
                                                                  --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 52,674    $ 81,276
                                                                  ========    ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------  -------------------------
                                                        1996        1997              1996        1997
                                                      --------    --------          --------    --------
                                                           (UNAUDITED)                   (UNAUDITED)
Revenue ...........................................   $  4,068    $  8,494          $  7,989    $ 14,901
Expenses:
   Cost of services ...............................      2,203       5,675             4,084       9,946
   Depreciation and amortization ..................        408         750               809       1,345
   General and administrative .....................        946         810             1,713       1,501
                                                      --------    --------          --------    --------
           Operating income .......................        511       1,259             1,383       2,109
                                                      --------    --------          --------    --------
Other income (expense):
    Interest expense ..............................       (508)       (953)           (1,005)     (1,785)
    Gain on sale of assets ........................        437        --                 437        --
    Other, net ....................................        (52)        (11)               90         (71)
                                                      --------    --------          --------    --------
          Total other expense .....................       (123)       (964)             (478)     (1,856)
                                                      --------    --------          --------    --------
Solid waste income ................................        388         295               905         253
Loss from oil recovery and disposal operations ....       (126)       --                (410)       --
                                                      --------    --------          --------    --------
    Income before income taxes ....................        262         295               495         253
Provision for income taxes ........................        (25)        (39)              (25)        (56)
                                                      --------    --------          --------    --------
    Net income ....................................   $    237    $    256          $    470    $    197
                                                      ========    ========          ========    ========
    Income per common share .......................   $    .01    $    .01          $    .02    $   --
                                                      ========    ========          ========    ========
    Weighted average common shares outstanding ....     31,587      44,975            31,118      41,837
                                                      ========    ========          ========    ========

            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     1996       1997
                                                                   -------    --------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................   $   470    $    197
    Adjustments to reconcile net income to net cash provided
       by operating activities:
      Depreciation and amortization ............................       809       1,345
      Amortization of debt discount and deferred financing costs       176         382
      Amortization of deferred compensation expense ............      --            42
      Closure and post-closure costs ...........................      (113)        130
      Gain on sale of assets ...................................      (437)       --
      Loss from oil recovery and disposal ......................       374        --
    Changes in assets and liabilities:
      Accounts receivable ......................................      (175)     (1,928)
      Accounts payable and accrued liabilities .................         5       2,811
      Other, net ...............................................       404        (834)
                                                                   -------    --------
         Net cash provided by operating activities .............     1,513       2,145
                                                                   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of acquisitions .......................................    (1,603)    (12,700)
    Purchases of property and equipment ........................    (2,123)     (4,338)
    Proceeds from sales of assets ..............................       236         171
    Payments to oil recovery and disposal ......................      (120)       --
    Other ......................................................       (96)       --
                                                                   -------    --------
         Net cash used by investing activities .................    (3,706)    (16,867)
                                                                   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt and warrants ................     8,527      16,856
    Payments of debt ...........................................      (708)     (2,008)
    Proceeds from issuance of common stock and warrants ........        74       6,062
    Deferred financing costs and other .........................      (378)       (627)
    Increase in cash restricted for developmental projects .....    (5,950)     (4,373)
                                                                   -------    --------
         Net cash provided by financing activities .............     1,565      15,910
                                                                   -------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      (628)      1,188
CASH AND CASH EQUIVALENTS:
    Beginning of period ........................................     1,499       1,334
                                                                   -------    --------
    End of period ..............................................   $   871    $  2,522
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

2.    ACQUISITIONS AND RELATED FINANCING

      On January 31, 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill located in the Houston, Texas area (the "Sanifill Assets"). In connection with the acquisition of Sanifill by USA Waste Services, Inc. ("USA Waste") in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The total consideration for the purchase of the Sanifill Assets was $13,600,000 in cash plus warrants to purchase 1,500,000 shares of Common Stock at an exercise price of $1.50 per share ("USA Warrants"). The USA Warrants are exercisable for a period of five years from the closing date of the Company's acquisition of the Sanifill Assets. The Company has registered for resale the common stock issuable upon the exercise of the USA Warrants.

      The Sanifill Assets consist of assets used in connection with the servicing of approximately 100,000 residential and 4,000 commercial waste collection and disposal customers in the Houston, Texas metropolitan area, a 20-acre construction and demolition landfill located in Galveston County, Texas, (the "North County Landfill"), two office, maintenance and parking facilities and preferred pricing at two of USA Waste's landfills. The preferred pricing agreement gives the Company the option to dispose of two million tons of municipal solid waste, limited to 270,000 tons per year, at USA Waste's landfills at favorable prices, which in no event shall be less favorable than the most favorable terms provided to USA Waste's other customers. The Company moved its corporate office to one of the acquired buildings.

      In connection with the acquisition of the Sanifill Assets, the Company assumed certain contractual obligations to provide residential collection and related services. Based upon management's analysis of these contractual obligations, one contract assumed with a commitment period to June 2000, will be unprofitable to the Company. The Company estimates that losses to be sustained on the contract will approximate $3.2 million, over the life of the contract, and has included this loss as part of the initial

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

purchase price allocation. At June 30, 1997, the balance of the reserve was approximately $2.8 million and is included in other liabilities in the accompanying unaudited consolidated balance sheet.

      The Company financed the acquisition of the Sanifill Assets with a combination of debt and equity funds consisting of an $8.5 million bank facility (the "Bank Facility") and $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock (the "Private Placement").

      BANK FACILITY. The Bank Facility was composed of a $7.5 million promissory note and a $1 million revolving line of credit. The Bank Facility was secured by a security interest in certain assets of the Company, including the Sanifill Assets and guaranteed by the Company, the Company's chief executive officer, and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee and services provided in connection with the acquisition of the Sanifill Assets, the Company issued the Board Member warrants, having a term of five years, to purchase a total of three million shares of the Company's common stock. The exercise price of such warrants with respect to two million shares is $1.00 per share, and the exercise price with respect to the remaining one million shares is $1.25 per share. The exercise prices are subject to certain anti-dilution provisions. The warrants, the guarantee and the services provided, are recorded at their respective fair market values.

      Effective June 30, 1997, the $8.5 million of borrowings under the Bank Facility were refinanced with a $8.5 million term loan. Additionally, the Company issued a $500,000 term loan, the proceeds of which will be used primarily for the expansion of the North County Landfill. The term loans bear interest at prime plus 1.5% and mature June 30, 1999. Interest is payable monthly with monthly principal payments beginning January 1998, based on a seven year amortization schedule. The term loan is secured by the assignment of the security interest and guarantees, as modified, of the Bank Facility.

      PRIVATE PLACEMENT. In the Private Placement, the Company issued 11,250,000 shares of common stock (the "Shares") at a price of $.60 per share including the exercise of the placement agent's over-allotment for total proceeds to the Company, net of placement agent's commission and related expenses, of $6.1 million. As required by the terms of the Private Placement, the Company filed a registration statement covering the resale of the Shares under the Securities Act of 1933 with the Securities and Exchange Commission, which became effective June 20, 1997. The Company is obligated to register the Shares in such states as the holders may select. Additionally, the Company issued warrants to purchase 1,125,000 shares of the Company's stock at $.66 per share, subject to certain anti-dilution provisions, to the placement agent.

      SHORT-TERM FINANCING. In January 1997, as consideration for the waivers, consents and releases from an investment partnership (the "Investment Partnership") necessary to complete the acquisition of the Sanifill Assets, the Company repaid $700,000 which the Company borrowed in December 1996 from the Investment Partnership to fund the initial deposits on the purchase price of the Sanifill Assets and exchanged a $1.5 million promissory note issued to the Investment Partnership in August 1996 for a new convertible promissory note. The convertible promissory note is payable in twelve monthly installments of principal and interest beginning in September 1997 and is convertible into shares of common stock at $1.12 per share, subject to certain anti-dilution provisions. Additionally, the Company repriced warrants to purchase 275,000 and 300,000 shares of common stock at exercise prices of $1.00 per share and $.75 per share, respectively, to $.60 per share.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      PRO FORMA DATA. The accompanying unaudited consolidated balance sheet as of June 30, 1997, includes the preliminary purchase price allocation which is subject to final adjustment. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisition of the Sanifill Assets on the continuing operations of the Company as if the transaction was effective on the first day of the period being reported (in thousands, except per share data):

                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                      ---------------------------   -------------------------
                           1996         1997          1996         1997
                      ---------------------------   -------------------------
Revenue ............   $     7,539   $    8,494      $    14,098    $16,106
                       ===========   ==========      ===========    =======
Net income .........   $      (120)  $      256      $      (349)   $   143
                       ===========   ==========      ===========    =======
Net income per share   $      --     $      .01      $      (.01)   $  --
                       ===========   ==========      ===========    =======

      Pro forma adjustments included in the amounts above primarily relate to
(a) adjustment to depreciation and amortization expense due to the purchase price allocation, (b) adjustment to reflect interest expense on the Bank Facility, and (c) adjustment for loss contracts assumed in the acquisition of the Sanifill Assets. Net income per share assumes that all the shares of the Company's common stock issued in the Private Placement were outstanding for the period presented. The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the Sanifill Assets been combined at the beginning of the period presented.

      TARGET WASTE INDUSTRIES, INC. In April 1997, the Company purchased Target Waste Industries, Inc. ("Target"), a commercial solid waste collections company operating in the greater Mobile, Alabama metropolitan area. Total consideration consisted of $100,000 cash and 720,000 shares of restricted common stock. In connection with the acquisition, the Company received a non-compete agreement from Target's principal shareholder for a period of two years. This acquisition was accounted for using the purchase method of accounting and the pro forma effect of the acquisition is not material to the Company's financial condition or its results of operations.

3.    PROPOSED ACQUISITIONS

      On June 18, 1997, TransAmerican Waste Industries, Inc. (the "Company"), The Omega One Company and Waste Management of Louisiana, L.L.C. ("Waste Management") entered into a definitive Asset Purchase Agreement pursuant to which the Company will acquire certain assets used in the solid waste collection, hauling, recycling, and disposal operations in the central Louisiana area from Waste Managment. The total consideration to be paid by the Company is $2,060,000 in cash and the assumption of certain liabilities in connection with these operations. Consummation of the transaction is subject to certain customary closing conditions, including obtaining satisfactory financing.

      In a related transaction, the Company and The Omega One Company entered into a definitive Asset Purchase Agreement pursuant to which the Company agreed to acquire certain assets used in the solid waste collection, hauling, recycling, and disposal operations in Sabine Parish, DeSoto Parish, and Natchitoches Parish, Louisiana. The total consideration to be paid by the Company is $1,200,000 in cash, the forgiveness of $437,161 of indebtedness and the assumption of certain liabilities in connection with the operations. Consummation of the transaction is subject to certain customary closing conditions.

      On June 24, 1997, the Company, Boudin's Waste and Recycling, Inc. ("Boudin") and the stockholders of Boudin entered into a definitive Stock Purchase Agreement pursuant to which the

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company will purchase all the issued and outstanding common stock of Boudin. The total consideration to be paid by the Company is $100,000 cash (including a $25,000 down payment), shares of common stock of the Company having a fair market value at the closing of the transaction of $450,000, a seller note in the aggregate principal amount of $350,000 and the assumption of certain liabilities (approximately $350,000). Consummation of the transaction is subject to certain customary closing conditions.

4.    1997 STOCK PARTICIPATION PLAN

      Effective January 1, 1997, the Board of Directors of the Company approved the TransAmerican Waste Industries, Inc. 1997 Stock Participation Plan (the "Participation Plan"), pursuant to which the Company issued restricted shares of common stock to the executive officers and certain key employees of the Company who were selected in the discretion of the Compensation Committee of the Board of Directors ("Committee"). Pursuant to the Participation Plan, the Company issued 833,334 shares of common stock to seven participants under the Participation Plan.

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

      The Company received a bank loan in the amount of $500,000 (the "Bank Loan") to acquire 833,334 shares of common stock from the Company at $.60 per share pursuant to the Participation Plan. The Bank Loan bears interest at 9% per annum to be repaid based upon a five-year amortization schedule. The Bank Loan is secured by the shares of the Company's common stock granted pursuant to the Participation Plan and is guaranteed personally by the Chairman of the Board of the Company.

      In March 1997, the Company's chief financial officer resigned, effective May 1, 1997. The Committee has given the former chief financial officer the option to purchase his 156,250 unvested restricted shares of common stock issued under the Participation Plan for $.60 per share. The option expires September 28, 1997. The Company will use the proceeds, if any, from the exercise of the option to retire a portion of the Bank Loan.

5.    1997 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      On June 25, 1997, the Company's stockholders approved the 1997 Non-Employee Director Stock Option Plan (the Plan), which will be made effective as of February 25, 1997. The Plan is expressly and exclusively for the benefit of non-employee directors in order to (i) provide additional incentive for securing and retaining qualified non-employee persons to serve on the Board of Directors of the Company and (ii) enhance the future growth of the Company by furthering the non-employee directors' identification with the interests of the Company and its stockholders. The Plan authorized the grant of options to purchase up to 900,000 shares of common stock. The options are subject to a four year vesting schedule and expire 10 years from the date of grant. All 900,000 of the authorized options were granted,

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effective February 25, 1997, to the non-employee directors at an exercise price of $1.22 (fair market value on grant date), subject to certain anti-dilution provisions.

6.    SOLID WASTE REVENUE BONDS

      On June 26, 1997 the Company received bond proceeds from the sale of Solid Waste Revenue Bonds (the "Bonds") issued by Pearl River County, Mississippi consisting of $4,550,000 of 20-year, tax-exempt bonds bearing interest at 7.75% and $525,000 of 5-year taxable bonds bearing interest at 10.75%. Pursuant to the related Trust Indenture Agreement, the Company is the indirect obligor of the bonds which will be repaid from the revenues of the Company's Central Landfill operations. The proceeds will be used for debt issuance cost, the establishment of debt service and capitalized interest funds, permit expansion expenses, purchase of adjacent properties, construction of new cells, and purchases of equipment. The Bonds are secured by the assets of the Company's Central Landfill operations.

7.    EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") have been computed based on the weighted average number of common equivalent shares outstanding during the applicable periods.

      The convertible subordinated debentures are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For the three and six months ended March 31, 1996 and 1997, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation and is excluded from the presentation herein.

      The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                               1996      1997              1996     1997
                                          ---------------------------  -------------------------
Common shares outstanding, end of period     30,471     43,628           30,471     43,628
Effect of shares issued during period
   using weighted average common shares .      (147)       (84)            (398)    (2,506)
Effect of shares issuable for stock
   options and warrants based on treasury
   stock method .........................     1,263      1,431            1,045        715
                                             ------     ------           ------     ------
Common shares used in computing earnings
  per share .............................    31,587     44,975           31,118     41,837
                                             ======     ======           ======     ======

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

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      LIMITED ENVIRONMENTAL IMPAIRMENT LIABILITY INSURANCE. The Company is subject to potential liability for any environmental damage its facilities may cause, particularly as a result of the contamination of water or the soil. The Company maintains $5 million of environmental impairment liability insurance, limited to $1 million per occurrence, covering both the sudden and the gradual onset of environmental damage (subject to a $100,000 deductible). There can be no assurance that liabilities that may be incurred by the Company will be covered by the insurance or that the dollar amount of such liabilities which are covered by its insurance will not exceed the Company's policy limit. As a result, if the Company were to incur liability for environmental damage, its financial condition could be adversely affected.

      CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities, that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6.0 million. At June 30, 1997, the Company had accrued approximately $4.5 million for such estimated costs based on airspace utilized to date. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

      FINANCIAL ASSURANCE OBLIGATIONS. From time to time the Company may be required to provide performance bonds or bank letters of credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At June 30, 1997, the Company has provided performance bonds totaling $9.1 million and letters of credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to a review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

      LITIGATION. McGinnes Industrial Maintenance Corporation ("MIMC") a wholly owned subsidiary of the Company is named as one of seventeen co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV-0211, filed in the 10th Judicial District Court of Galveston County, Texas. The suit alleges personal injuries and property damages resulting from alleged releases of toxic substances from the Company's wastewater/sludge treatment facility located in Galveston County, Texas. On May 15, 1995, the Company, as well as the other defendants agreed on an out-of-court settlement with thirty plaintiffs. The Company's contribution towards settlement of the consolidated lawsuit was approximately $30,000. Recently, the Company agreed in principal to an out-of-court settlement with all of the remaining plaintiffs/intervenors in this lawsuit. The recent proposed settlement agreement is commensurate, in terms of dollar amounts to be contributed by the Company, to the previous May 15, 1995 settlement.

      In June 1995, certain citizens of Chilton County, Alabama filed a complaint against the Chilton County Commission and the Company, which claimed that the Commission failed to comply with certain statutorily mandated procedures pertaining to (i) the transfer of the Chilton County Landfill from the County to the Company and (ii) the approval of certain subsequent permit modifications. Each of the parties filed a motion for summary judgment. While the Circuit Court of Chilton County, Alabama upheld the transfer of the landfill to the Company, it overturned the approval of certain permit

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      DEVELOPMENT SERVICES AGREEMENT. In March 1996, the Company entered into a Development Services Agreement, with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD would provide the Company with certain development services related to locating landfill facilities. In consideration for these services, ECD received warrants to purchase 2 million shares of common stock at $1.50 per share. The warrants were to vest fully on March 1, 2001 as long as ECD is providing services to the Company on that date, however the vesting would accelerate one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. ECD was also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. This additional compensation consisted of (i) 50,000 shares of common stock of the Company, subject to adjustment under certain conditions, (ii) a warrant to purchase 100,000 shares of common stock of the Company at the market price on the trading day immediately preceding the transaction date, and (iii) $250,000 cash upon the closing of the financing for the facility or twelve months following the closing, whichever is sooner. The Company and ECD, in a letter dated January 24, 1997, mutually agreed to the termination of the Development Services Agreement. In consideration for services rendered pursuant to this agreement, ECD will receive warrants to purchase approximately 325,000 shares of common stock at $1.50 per share. In addition, ECD will receive additional compensation in the event the Company acquires any company located and introduced to the Company by ECD.

      INVESTMENT BANKING AGREEMENT. In July 1994, the Company entered into a five-year agreement with an investment banking firm, in which a director of the Company was the controlling shareholder and chief executive officer, to exclusively represent the Company in the solid waste industry with regard to obtaining tax-exempt debt financing. The Company agreed to pay the firm a percentage of the gross proceeds derived from such financings. The Company issued the firm 400,000 warrants to purchase common stock, subject to certain forfeiture provisions, at $2.875 per share for this exclusive arrangement. In addition, warrants to purchase 150,000 restricted shares of common stock, at the then current market price, were issued to the firm for each $15 million of financing completed. The number of such warrants was adjusted on a pro rata basis depending upon the actual amount of the financing completed. Either party could have terminated this agreement at any time by giving 120 days prior written notice. In a letter dated January 24, 1997, the Company and the investment banking firm mutually agreed to the termination of this agreement.

9.    ADOPTION OF NEW ACCOUNTING PRINCIPLE

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      TransAmerican Waste Industries, Inc. and subsidiaries (the "Company") is engaged in the collection, processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations by obtaining long-term contracts to manage existing municipal landfills and through the acquisition of existing businesses. The Company believes that trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

      As the Company continues to seek additional facilities and collection operations, the Company will focus on acquiring and/or developing businesses which are strategically positioned with the Company's existing operations. The Company believes there is substantial value to be recognized by obtaining strategically located collection and landfill operations, as this provides the Company with secure waste streams, optimizing the value of the Company's air space and provides efficiencies to both the collection and disposal operations. The Company will also look for strategic opportunities to enter into favorable new markets primarily through the privatization of municipal facilities and the acquisition of existing businesses.

      The following table summarizes the Company's management contracts and acquisitions completed during 1995 through June 30, 1997:

                                                                       TYPE OF     TOTAL   PERMITTED
 DATE    NAME OF BUSINESS   TYPE OF BUSINESS           LOCATION      TRANSACTION   ACRES    ACREAGE
 ----    ----------------   ----------------           --------      -----------   -----    -------
February  Central Landfill    MSW landfill             Carriere,      Purchase      20         20
1995                                                   Mississippi

June      TransWaste, Inc.    Transfer station,        Alexandria,    Purchase      20         20
1995                          materials recovery       Louisiana
                              facility and hauling
                              operation

July      Union County        MSW landfill             Knoxville,     20-year       90         55
1995      Landfill                                     Tennessee      management
                                                                      contract

April     Haleyville          MSW and                  Haleyville,    20-year       265       192
1996      Landfill            C&D landfill             Alabama        management
                                                                      contract

January   North County        C&D landfill             Dickinson,     Purchase       20        20
1997      Landfill                                     Texas

January   Sanifill            Residential and          Houston,       Purchase      ---       ---
1997      Hauling             commercial collection    Texas
                              operation

April     Target Waste        Commercial collection    Mobile,        Purchase      ---       ---
1997      Industries, Inc.    operation                Alabama
          Hauling

RESULTS OF OPERATIONS

      Revenue for the three months ended in June 30, 1996 and 1997, were $4,068,000 and $8,494,000, respectively, representing an increase of 109%. Revenue for the six months ended June 30, 1996 and 1997, were $7,989,000 and $14,901,000, respectively, representing an increase of 87%. The increase in revenue is primarily due to the acquisition of the Sanifill Assets. Although there can be no assurances, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of privatizing municipal landfills, either by acquisition or long-term management contracts, and acquiring other selected facilities and collection operations.

      Cost of services increased from $2,203,000 for the three months ended June 30, 1996 to $5,675,000 for the three months June 30, 1997, representing an increase from 54% to 67% as a percentage of revenue. Cost of services increased from $4,084,000 for the six months ended June 30, 1996 to $9,946,000 for the six months June 30, 1997, representing an increase from 51% to 67% as a percentage of revenue. The increase in cost of services is primarily due to the acquisition of the Sanifill Assets. The cost of services increased as a percentage of revenue as the Sanifill Assets included significant collection operations. Collection operations generally have a higher percentage of cost which fluctuate directly with revenue as compared to the landfill operations which generally have fixed cost that do not increase proportionately with an increase in revenue.

      General and administrative cost for the three months ended June 30, 1996 and 1997, were $946,000 and $810,000, respectively, representing a decrease of 14%. General and administrative cost for the six months ended June 30, 1996 and 1997 were $1,713,000 and $1,501,000, respectively, representing a decrease of 12%. As a percentage of revenue, general and administrative expenses decreased from 23% and 21% for the three and six months ended June 30, 1996, respectively, to 10% for the three and six months ended June 30, 1997. The decrease in general and administrative expenses is a result of management's continued efforts to monitor costs and implement cost control measures, as necessary, and management's ability to integrate recent business acquisitions, primarily the Sanifill Assets, without a proportionate increase in general and administrative cost.

      Interest expense was $953,000 and $1,785,000 for the three and six months ended June 30, 1997, respectively, compared to interest expense of $508,000 and $1,005,000 for the three and six months ended June 30, 1996, respectively. The increased interest expense is primarily due to borrowings in connection with the acquisition of the Sanifill Assets, Solid Waste Recovery Bonds issued in April 1996, and additional equipment financings.

      The Company did not incur losses from oil recovery and disposal operations in 1997 as compared to losses of $126,000 and $410,000 for the three and six months ended June 30, 1996, respectively. In September 1996, the Company transferred the stock of its oil recovery and disposal operations and relinquished management and legal control. In consideration for the transfers, the Company will receive a percentage of defined cash flows from these operations. The Company has no future obligation to fund the operations of these businesses.

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

      In January 1997, the Company funded the acquisition of the Sanifill Assets through a $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock and $8.5 million of borrowings under the Bank Facility. In June 1997, the Company received proceeds totaling approximately $5.1 million from the issuance of Solid Waste Recovery Bonds which will be utilized to expand the Company's Central Landfill operations.

      At June 30, 1997, the Company had current assets of $11,233,000 and current liabilities of $11,188,000, representing working capital of $45,000 as compared to current assets of $6,613,000 and current liabilities of $6,473,000, representing working capital of $140,000, at December 31, 1996. The increase in current assets and liabilities is primarily due to the acquisition of the Sanifill Assets and the related increase in operating activities. The Company believes that cash flow from operations will be sufficient to make the necessary debt payments and fund the Company's working capital requirements. The Company had a cash balance of $2,522,000 at June 30, 1997 as compared to $1,334,000 at December 31, 1996 and generated positive cash flow from operations of approximately $2,145,000 for the six months ended June 30, 1997.

      As the Company intends to continue to expand its operations by obtaining additional landfill management contracts and acquiring additional businesses in the future, the Company expects to fund this growth through a combination of cash on hand, short-term bridge financing, long-term tax-exempt or other debt financing, or by issuing its common stock. The Company's financing strategy has included the use of equity and short-term financing until long-term, low-interest financing could be arranged. As the Company continues its growth, it will consider all financing alternatives that may become available.

      Although the Company will continue to seek additional disposal facilities, the Company is pursuing additional waste streams and strategically located collection operations to support its existing disposal facilities. Additionally, volumes at competitive market prices would substantially enhance the Company's results and cash flow as a significant amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase.

      The Company's significant cash requirements during the six months ended June 30, 1997 were $12.6 million for the acquisition of the Sanifill Assets, $4.3 million for capital expenditures and improvements and $2.0 million for debt repayments. These requirements were primarily funded with cash generated from operations of $2.1 million, the proceeds of the $8.5 million Bank Facility, the $6.8 million Private Placement (approximately $6.1 net of placement agent's commission and offering expenses) and $3.4 million of equipment financing and promissory notes.

      The Company estimates that it may make up to $7.0 million in capital expenditures during 1997 primarily for landfill expansion and improvements and equipment purchases. Approximately $4.3 million of the estimated $7.0 million in capital expenditures were made during the six months ended June 30, 1997. The Company has approximately $1.6 million in cash restricted for developmental projects that is designated for the remaining $2.7 million of estimated 1997 capital expenditures. The Company intends to fund the balance of capital expenditures out of cash flow from operations, working capital and additional long-term financing. If additional financing should not be available, the Company would restrict its capital expenditures to an amount available for such purposes.

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

PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

      Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, as set forth in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risks and other influences, which are outside the Company's control, and could yield actual results differing materially from those anticipated.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to Note 8 to Unaudited Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the shareholders was held on June 25, 1997. Directors of the Company elected to serve for the ensuing year were George L. Ball, Ben F. Barnes, Richard E. Bean, William B. Blount, Philip Burguires, Tom
J. Fatjo, Jr., Jerome M. Kruszka, Preston Moore, Jr., Robert K. Moses, Jr., Ed
L. Romero, and John V. Singleton, Jr.

      The proposal to approve the 1997 Non-Employee Director Stock Option Plan was approved with 22,614,671 votes cast for, 244,690 votes against or withheld, and 98,100 votes abstained.

      The proposal to approve the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1997 fiscal year was approved with 22,892,961 votes cast for, 7,600 votes against or withheld, and 56,900 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

      27.1        Financial Data Schedule

      (b) Reports on Form 8-K

     The Company filed a Form 8-K dated June 30, 1997 regarding (i) the definitive Asset Purchase Agreements between the Company, The Omega One Company and Waste Management of Louisiana, L.L.C. (ii) the definitive Asset Purchase Agreement between the Company and The Omega One Company (iii) the definitive Stock Purchase Agreement with Boudin's Waste and Recycling, Inc. and (iv) the related press release.

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

July 22, 1997