Form 10-Q
period 1997-09-30
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1997-10-31
CIK 876032

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   CLASS OF COMMON STOCK                       OUTSTANDING  AT OCTOBER 29, 1997

     $.001 par value                                        44,193,750

==============================================================================

                      TRANSAMERICAN WASTE INDUSTRIES, INC.
                                      INDEX

                                                                       PAGE NO.

 PART I          FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Balance Sheets -
                   December 31, 1996 and September 30, 1997............      3
                 Consolidated Statements of Operations -
                   Three and Nine Months Ended September 30, 1996
                   and 1997............................................      4
                 Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1996 and 1997.......      5
                 Notes to Unaudited Consolidated Financial Statements..      6

    Item 2.      Management's  Discussion  and  Analysis  of  Financial
                   Condition and Results of Operations.................     14


 PART II         OTHER INFORMATION

    Item 1.      Legal Proceedings.....................................     18

    Item 6.      Exhibits and Reports on Form 8-K......................     18

    Signatures   ......................................................     19

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   DECEMBER 31,    SEPTEMBER 30,
                     ASSETS                           1996            1997
                                                   -----------     ------------

                                                                    (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents...................    $    1,334       $   1,722
   Cash restricted for developmental projects..           879           3,209
   Accounts receivable, net....................         3,381           6,643
   Other current assets........................         1,019           1,119
                                                   -----------      ----------
     TOTAL CURRENT ASSETS......................         6,613          12,693
Cash restricted for developmental projects.....        13,400          16,259
Property and equipment, net....................        27,052          41,615
Cost in excess of fair value of assets acquired             -          17,475
Deferred financing costs, net..................         2,453           2,956
Other assets, net..............................         3,156             488
                                                   -----------      ----------
      TOTAL ASSETS.............................    $   52,674       $  91,486
                                                   ===========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable............................    $    1,447       $   3,570
   Accrued liabilities and other...............         1,746           5,039
   Current portion of long-term debt...........         3,069           4,900
   Reserve for closure and post-closure costs..           211             112
                                                   -----------      ----------
      TOTAL CURRENT LIABILITIES................         6,473          13,621
Long-term debt, less current portion ..........        38,107          55,976
Reserve for closure and post-closure costs,
  less current portion.........................         4,114           4,242
Other liabilities..............................         2,344           6,511
                                                   -----------      ----------
      TOTAL LIABILITIES........................        51,038          80,350
                                                   -----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; 100,000,000
    shares authorized; 30,694,041 and 44,193,750
    shares issued and outstanding, respectively            31              44
   Additional paid-in capital..................        25,799          33,267
   Deferred compensation.......................             -            (356)
   Warrants....................................           394           2,004
   Retained earnings (deficit).................       (24,588)        (23,823)
                                                   -----------      ----------
      TOTAL STOCKHOLDERS' EQUITY...............         1,636          11,136
                                                   -----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   52,674       $  91,486
                                                   ===========      ==========


            See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     ------------------    --------------------
                                       1996       1997       1996          1997
                                     -------     ------    -------       ------
                                        (UNAUDITED)            (UNAUDITED)
Revenue ..........................   $ 4,085    $ 9,519    $ 12,074    $ 24,420
Expenses:
   Cost of services ..............     2,285      6,081       6,369      16,027
   Depreciation and amortization .       397        898       1,206       2,243
   General and administrative ....       782        782       2,495       2,283
                                     -------    -------    --------    --------
       Operating income ..........       621      1,758       2,004       3,867
                                     -------    -------    --------    --------
Other income (expense):
   Interest expense ..............      (566)    (1,089)     (1,571)     (2,874)
   Gain on sale of assets ........      --         --           437        --
   Other, net ....................       (38)       (64)         52        (135)
                                     -------    -------    --------    --------
      Total other expense ........      (604)    (1,153)     (1,082)     (3,009)
                                     -------    -------    --------    --------
Solid waste income ...............        17        605         922         858
Loss from oil recovery and
 disposal operations .............      (280)      --          (690)       --
                                     -------    -------    --------    --------
   Income before income taxes ....      (263)       605         232         858
Provision for income taxes .......       (12)       (37)        (37)        (93)
                                     -------    -------    --------    --------
     Net income ..................   $  (275)   $   568    $    195    $    765
                                     =======    =======    ========    ========

     Income per common share .....   $  (.01)   $   .01    $    .01    $    .02
                                     =======    =======    ========    ========
     Weighted average common
      and common equivalent
      shares outstanding..........    30,472     45,421      31,413      43,043
                                     =======    =======    ========    ========

           See Notes to Unaudited Consolidated Financial Statements

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    ---------------------
                                                       1996       1997
                                                    ---------- ----------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................    $     195  $    765
   Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization...............        1,206     2,243
    Amortization of debt discount and deferred
     financing costs............................          283       586
    Amortization of deferred compensation expense           -        60
    Closure and post-closure costs..............          (24)       29
    Gain on sale of assets......................         (437)        -
    Loss from oil recovery and disposal operations        690         -
   Changes in assets and liabilities:
    Accounts receivable..............                     162    (3,196)
    Accounts payable and accrued liabilities....          143     4,081
    Other, net..................................          128    (1,455)
                                                    ---------- ----------
     Net cash provided by operating activities..        2,346     3,113
                                                    ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of acquisitions.........................       (1,603)  (16,293)
   Purchases of property and equipment..........       (3,099)   (6,196)
   Proceeds from sales of assets................          649       171
   Payments to oil recovery and disposal
    operations..................................         (221)        -
   Other........................................         (205)        -
                                                    ---------- ----------
     Net cash used by investing activities......       (4,479)  (22,318)
                                                    ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt and warrants..       10,027    22,010
   Payments of debt.............................       (1,175)   (2,592)
   Proceeds from issuance of common stock and
    warrants....................................           75     6,067
   Deferred financing costs and other...........         (378)     (703)
   Increase in cash restricted for developmental
    projects....................................       (5,910)   (5,189)
                                                    ---------- ----------
     Net cash provided by financing activities..        2,639    19,593
                                                    ---------- ----------
INCREASE IN CASH AND CASH EQUIVALENTS...........          506       388
CASH AND CASH EQUIVALENTS:
   Beginning of period..........................        1,532     1,334
                                                    ---------- ----------
   End of period................................    $   2,038  $  1,722
                                                    ========== ==========

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

2.    ACQUISITIONS OF SANIFILL ASSETS AND RELATED FINANCING

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

      In connection with the acquisition of the Sanifill Assets, the Company assumed certain contractual obligations to provide residential collection and related services. Based upon management's analysis of these contractual obligations, certain contracts assumed with commitment periods to April 2002, will be unprofitable to the Company. The Company estimates that losses to be sustained on the contracts will approximate $7.6 million, over the life of the respective contracts, and has included this loss as part of the initial purchase price allocation. At September 30, 1997, the balance of the reserve was approximately $6.4 million and is included in other liabilities in the accompanying unaudited consolidated balance sheet.

      The Company financed the acquisition of the Sanifill Assets with a combination of debt and equity funds consisting of an $8.5 million bank facility (the "Bank Facility") and $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock (the "Private Placement").

      BANK FACILITY. The Bank Facility was composed of a $7.5 million promissory note and a $1 million revolving line of credit. The Bank Facility was secured by a security interest in certain assets of the Company, including the Sanifill Assets and guaranteed by the Company, the Company's chief executive officer, and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee and services provided in connection with the acquisition of the Sanifill Assets, the Company issued the Board Member warrants, having a term of five years, to purchase a total of three million shares of the Company's common stock. The exercise price of such warrants with respect to two million shares is $1.00 per share, and the exercise price with respect to the remaining one million shares is $1.25 per share. The exercise prices are subject to certain anti-dilution provisions. The warrants are recorded at their respective fair market values.

      Effective June 30, 1997, the $8.5 million of borrowings under the Bank Facility were refinanced with a $8.5 million term loan. Additionally, the Company issued a $500,000 term loan, the proceeds of which will be used primarily for the expansion of the North County Landfill. The term loans bear interest at prime plus 1.5% and mature June 30, 1999. Interest is payable monthly with monthly principal payments beginning January 1998, based on a seven year amortization schedule. The term loans are secured by the assignment of the security interest and guarantees, as modified, of the Bank Facility and are subject to certain financial and other covenants.

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

      PRO FORMA DATA. The accompanying unaudited consolidated balance sheet as of September 30, 1997, includes the preliminary purchase price allocation which is subject to final adjustment. Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisition of the Sanifill Assets on the continuing operations of the Company as if the transaction was effective on the first day of the period being reported (in thousands, except per share data):


                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,
                               ----------------------  ---------------------
                                 1996       1997        1996       1997
                               ---------- ----------  ---------- ---------
       Revenue...............  $  8,389   $  9,519    $ 22,487   $ 25,625
                               ========== ==========  ========== =========
       Net income............  $   (894)  $    568    $ (1,243)  $   711
                               ========== ==========  ========== =========
       Net income per share..  $   (.02)  $    .01    $   (.03)  $   .02
                               ========== ==========  ========== =========

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

3.     OTHER ACQUISITIONS AND RELATED FINANCINGS

      The following acquisitions, all of which have been accounted for under the purchase method of accounting, have been included in the consolidated financial statements since the acquisition date. The pro forma effects of these acquisitions, individually or in the aggregate, are not material to the Company's financial condition or its results of operations.

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

      WASTE MANAGEMENT ASSETS. In August 1997, the Company completed its acquisition of certain assets (the Waste Management Assets) used in the solid waste collection, hauling and recycling operations in the western Louisiana area from Waste Management of Louisiana, L.L.C. The total consideration consisted of $2,060,000 in cash and the assumption of certain liabilities in connection with these operations.

      THE OMEGA ONE ASSETS. In August 1997, the Company acquired from The Omega One Company certain assets used in the solid waste collection, hauling and recycling operations in Sabine Parish, DeSoto Parish, and Natchitoches Parish, Louisiana (the Omega One Assets). The total consideration consisted of $1,200,000 in cash, the forgiveness of approximately $400,000 of indebtedness and the assumption of certain liabilities in connection with the operations.

      BOUDIN'S WASTE AND RECYCLING, INC. In August 1997, the Company purchased all the issued and outstanding common stock of Boudin's Waste and Recycling, Inc. ("Boudin"). The total consideration consisted of $125,000 cash, shares of common stock of the Company having a fair market value at the closing of the transaction of $425,000, a seller note in the aggregate principal amount of $325,000 and the assumption of certain liabilities.

      The Company financed the acquisition of the Waste Management Assets, the Omega One Assets and the acquisition of Boudin with the proceeds of a $5.0 million bank loan (the Bank Loan). The Bank Loan requires monthly interest payments at prime plus 1.0% and quarterly principal payments of $250,000. The Bank Loan, which matures in September 2000, is subject to certain customary financial and other covenants. The Bank Loan is secured by a security interest in certain assets of the Company, including the assets acquired, and guaranteed by the Company's Chief Executive Officer and the Board Member. As consideration for the Board Member's guarantee, the Company issued the Board Member warrants, having a term of seven years, to purchase 1.5 million shares of the Company's common stock at an exercise price of $1.625, subject to certain anti-dilution provisions. The warrants are recorded at their respective fair market values.

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

      The Company's chief financial officer resigned effective May 1, 1997. The Committee gave the former chief financial officer the option to purchase his 156,250 unvested restricted shares of common stock issued under the Participation Plan for $.60 per share. The former chief financial officer exercised his option in August 1997 and the proceeds were used to retire a portion of the Bank Loan.

5.    1997 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      On June 25, 1997, the Company's stockholders approved the 1997 Non-Employee Director Stock Option Plan (the Plan), which will be made effective as of February 25, 1997. The Plan is expressly and exclusively for the benefit of non-employee directors in order to (i) provide additional incentive for securing and retaining qualified non-employee persons to serve on the Board of Directors of the Company and (ii) enhance the future growth of the Company by furthering the non-employee directors' identification with the interests of the Company and its stockholders. The Plan authorized the grant of options to purchase up to 900,000 shares of common stock. The options are subject to a four year vesting schedule and expire 10 years from the date of grant. All 900,000 of the authorized options were granted, effective February 25, 1997, to the non-employee directors at an exercise price of $1.22 (fair market value on grant date), subject to certain anti-dilution provisions.

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

      The convertible subordinated debentures are not considered common equivalent shares and, therefore, are excluded from the primary presentation of EPS. Assumed conversion is considered for the calculation of fully diluted EPS. For the three and nine months ended September 30, 1996 and 1997, the assumed conversion of the Debentures has an anti-dilutive effect on the fully diluted EPS computation and is excluded from the presentation herein.

      The following table reconciles the number of common shares outstanding with the number of shares used in computing EPS (in thousands):

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------  -------------------
                                           1996      1997       1996     1997
                                        --------- ---------  --------- ---------
    Common shares outstanding, end of
      period.........................     30,473    44,194     30,473    44,194
    Effect of shares issued during
      period using weighted average
      common shares..................         (1)     (225)      (266)   (2,112)
    Effect of shares issuable for
      stock options and warrants based
      on treasury stock method.             -        1,452      1,206       961
                                        --------- ---------  --------- ---------
    Common shares used in computing
      earnings per share.............     30,472    45,421     31,413    43,043
                                        ========= =========  ========= =========

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

      CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities, that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $6.0 million. At September 30, 1997, the Company had accrued approximately $4.4 million for such estimated costs based on airspace utilized to date. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

      FINANCIAL ASSURANCE OBLIGATIONS. From time to time the Company may be required to provide performance bonds or bank letters of credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At September 30, 1997, the Company has provided performance bonds totaling $9.1 million and letters of credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to a review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

      LITIGATION. McGinnes Industrial Maintenance Corporation ("MIMC") a wholly owned subsidiary of the Company was named as one of seventeen co-defendants in a lawsuit styled TAMMY FISHER WHALEN, ET AL. V. AES, INC., ET AL., Cause No. 93-CV-0211, filed in the 10th Judicial District Court of Galveston County, Texas. The suit alleged personal injuries and property damages resulting from alleged releases of toxic substances from the Company's wastewater/sludge treatment facility located in Galveston County, Texas. On May 15, 1995, the Company, as well as the other defendants agreed on an out-of-court settlement with thirty plaintiffs. The Company's contribution towards settlement of the consolidated lawsuit was approximately $30,000. In August 1997, the Company concluded an out-of-court settlement with all of the remaining plaintiffs/intervenors in this lawsuit with the payment of $37,500.

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

      DEVELOPMENT SERVICES AGREEMENT. In March 1996, the Company entered into a Development Services Agreement, with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD would provide the Company with certain development services related to locating landfill facilities. In consideration for these services, ECD received warrants to purchase 2 million shares of common stock at $1.50 per share. The warrants were to vest fully on March 1, 2001 as long as ECD was providing services to the Company on that date, however the vesting would accelerate one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. ECD was also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. The Company and ECD, in a letter dated January 24, 1997, mutually agreed to the termination of the Development Services Agreement. In consideration for services rendered pursuant to this agreement, ECD will receive warrants to purchase approximately 417,000 shares of common stock at $1.50 per share.

      INVESTMENT BANKING AGREEMENT. In July 1994, the Company entered into a five-year agreement with an investment banking firm, in which a director of the Company is the controlling shareholder and chief executive officer, to exclusively represent the Company in the solid waste industry with regard to obtaining tax-exempt debt financing. The Company agreed to pay the firm a percentage of the gross proceeds derived from such financings. The Company issued the firm 400,000 warrants to purchase common stock, subject to certain forfeiture provisions, at $2.875 per share for this exclusive arrangement. In addition, warrants to purchase 150,000 restricted shares of common stock, at the then current market price, were issued to the firm for each $15 million of financing completed. The number of such warrants was adjusted on a pro rata basis depending upon the actual amount of the financing completed. Either party could have terminated this agreement at any time by giving 120 days prior written notice. In a letter dated January 24, 1997, the Company and the investment banking firm mutually agreed to the termination of this agreement.

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

      The following table summarizes the Company's management contracts and acquisitions completed during 1995 through September 30, 1997:


            NAME OF          TYPE OF                            TYPE OF        TOTAL     PERMITTED
DATE        BUSINESS         BUSINESS         LOCATION          TRANSACTION    ACRES     ACREAGE
---------  --------------  ---------------  -------------      -------------  --------  ---------
February    Central                           Carriere,         Purchase
1995        Landfill         MSW landfill     Mississippi                       20         20
---------  --------------  ---------------  -------------      -------------  --------  ---------
                             Transfer
                             station,
                             materials
                             recovery
                             facility and
June        TransWaste,      hauling          Alexandria
1995        Inc.             operation        Louisiana         Purchase        20         20
---------  --------------  ---------------  -------------      -------------  --------  ---------
                                                                20-year
July        Union County                      Knoxville,        management
1995        Landfill         MSW landfill     Tennessee         contract        90         55
---------  --------------  ---------------  -------------      -------------  --------  ---------
                                                                20-year
April       Haleyville       MSW and          Haleyvill        emanagement
1996        Landfill         C&D landfill     Alabama           contract       265        192
---------  --------------  ---------------  -------------      -------------  --------  ---------
            North
January     County                            Dickinson,
1997        Landfill         C&D landfill     Texas             Purchase         20        20
---------  --------------  ---------------  -------------      -------------  --------  ---------
                             Residential
                             and
                             commercial
January     Sanifill         collection       Houston,
1997        Hauling          operation        Texas             Purchase       ---        ---
---------  --------------  ---------------  -------------      -------------  --------  ---------
            Target Waste
            Industries,      Commercial
April       Inc.             collection       Mobile,
1997        Hauling          operation        Alabama           Purchase       ---        ---
---------  --------------  ---------------  -------------      -------------  --------  ---------

---------  --------------  ---------------  -------------      -------------  --------  ---------
                             Residential
            Waste            and
            Management       commercial
August      Assets           collection     Natchitoches,
1997        Hauling          operation      Louisiana           Purchase       ---        ---
---------  --------------  ---------------  -------------      -------------  --------  ---------
                             Residential
                             and
                             commercial
August      Omega One        collection       Many,
1997        Assets           operation        Louisiana         Purchase       ---        ---
---------  --------------  ---------------  -------------      -------------  --------  ---------
                             Residential
            Boudin Waste     and
            & Recycling,     commercial       Bay St.           Purchase
August      Inc.             collection       Louis,
1997        Hauling          operation        Mississippi                      ---        ---
---------  --------------  ---------------  -------------      -------------  --------  ---------

RESULTS OF OPERATIONS

      Revenue for the three months ended in September 30, 1996 and 1997, were $4,085,000 and $9,519,000 respectively, representing an increase of 133%. Revenue for the nine months ended September 30, 1996 and 1997, were $12,074,000 and $24,420,000 respectively, representing an increase of 102%. The increase in revenue is primarily due to the acquisition of the Sanifill Assets. Although there can be no assurances, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of privatizing municipal landfills, either by acquisition or long-term management contracts, and acquiring other selected facilities and collection operations.

      Cost of services increased from $2,285,000 for the three months ended September 30, 1996 to $6,081,000 for the three months September 30, 1997, representing an increase from 56% to 64% as a percentage of revenue. Cost of services increased from $6,369,000 for the nine months ended September 30, 1996 to $16,027,000 for the nine months September 30, 1997, representing an increase from 53% to 66% as a percentage of revenue. The increase in cost of services is due to the acquisition of collection operations, primarily the Sanifill Assets. The cost of services increased as a percentage of revenue as collection operations generally have a higher percentage of cost which fluctuate directly with revenue as compared to the landfill operations which generally have fixed cost that do not increase proportionately with an increase in revenue.

      General and administrative costs were $782,000 for the three months ended September 30, 1996 and 1997. General and administrative cost for the nine months ended September 30, 1996 and 1997 were $2,495,000 and $2,283,000, respectively, representing a decrease of 8%. As a percentage of revenue, general and administrative expenses decreased from 19% and 21% for the three and nine months ended September 30, 1996, respectively, to 8% and 9% for the three and nine months ended September 30, 1997. The decrease in general and administrative expenses is a result of management's continued efforts to monitor costs and implement cost control measures, as necessary, and management's ability to integrate recent business acquisitions, primarily the Sanifill Assets, without a proportionate increase in general and administrative cost.

      Interest expense was $1,089,000 and $2,874,000 for the three and nine months ended September 30, 1997, respectively, compared to interest expense of $566,000 and $1,571,000 for the three and nine months ended September 30, 1996, respectively. The increased interest expense is primarily due to borrowings in connection with the acquisition of the Sanifill Assets, Solid Waste Recovery Bonds issued in April 1996 and June 1997, the $5,000,000 Bank Loan issued in August 1997 and additional equipment financings.

      The Company did not incur losses from oil recovery and disposal operations in 1997 as compared to losses of $280,000 and $690,000 for the three and nine months ended September 30, 1996, respectively. In September 1996, the Company transferred the stock of its oil recovery and disposal operations and relinquished management and legal control. In consideration for the transfers, the Company will receive a percentage of defined cash flows from these operations. The Company has no future obligation to fund the operations of these businesses.

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

      In January 1997, the Company funded the acquisition of the Sanifill Assets through a $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock and the $8.5 million Bank Facility. In June 1997, the Company received proceeds totaling approximately $5.1 million from the issuance of Solid Waste Recovery Bonds which will be utilized to expand the Company's Central Landfill operations. The Company borrowed $5.0 million under the terms of a Bank Loan in August 1997 to fund other acquisitions and working capital.

      At September 30, 1997, the Company had current assets of $12,693,000 and current liabilities of $13,621,000 representing a working capital deficit of $928,000 as compared to current assets of $6,613,000 and current liabilities of $6,473,000, representing working capital of $140,000, at December 31, 1996. The increase in current assets and liabilities is primarily due to the acquisition of the Sanifill Assets and the related increase in operating activities. The Company believes that cash flow from operations will be sufficient to make the necessary debt payments and fund the Company's working capital requirements. The Company had a cash balance of $1,722,000 at September 30, 1997 as compared to $1,334,000 at December 31, 1996 and generated positive cash flow from operations of approximately $3,113,000 for the nine months ended September 30, 1997.

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

      Although the Company will continue to seek additional disposal facilities, the Company is pursuing additional waste streams and strategically located collection operations to support its existing disposal facilities. Increased volumes at competitive market prices would substantially enhance the Company's financial results and cash flow as a significant amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase.

      The Company's significant cash requirements during the nine months ended September 30, 1997 were $12.6 million for the acquisition of the Sanifill Assets, $3.7 million for other acquisitions, $6.2 million for capital expenditures and improvements and $2.6 million for debt repayments. These requirements were primarily funded with cash generated from operations of $3.1 million, the proceeds of the $8.5 million Bank Facility, the $6.8 million Private Placement (approximately $6.1 net of placement agent's commission and offering expenses) the $5.0 million Bank Loan and $3.6 million of equipment financing and promissory notes.

      The Company estimates that it may make up to $7.2 million in capital expenditures during 1997 primarily for landfill expansion and improvements and equipment purchases. Approximately $6.2 million of the estimated $7.2 million in capital expenditures were made during the nine months ended September 30, 1997. The Company has approximately $500,000 in cash restricted for developmental projects that is designated for the remaining $1.0 million of estimated 1997 capital expenditures. The Company intends to fund the balance of capital expenditures out of cash flow from operations, working capital and additional long-term financing. If additional financing should not be available, the Company would restrict its capital expenditures to an amount available for such purposes.

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

      None.

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

October 31, 1997