Form 10-K
period 1997-12-31
TRANSAMERICAN WASTE INDUSTRIES INC
filed 1998-02-18
CIK 876032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                     ANNUAL REPORT PURSUANT TO SECTION
                               13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [ ]

     As of February 11, 1998, 44,216,250 shares of the registrant's common stock, par value $.001 per share, were outstanding. Non-affiliates of the registrant owned 36,152,946 shares of common stock as of February 11, 1998, with an aggregate market value of approximately $44,710,301 (based upon the February 11, 1998 closing sales price of the common stock as reported by the Nasdaq Small Cap Market).
                       DOCUMENTS INCORPORATED BY REFERENCE

                         None.

                                 FORM 10-K INDEX
10-K PART AND ITEM NO.                                                   PAGE
                                                                          NO.
 PART I

    Item 1.      Business..............................................   1

    Item 2.      Properties............................................   9

    Item 3.      Legal Proceedings.....................................   9

    Item 4.      Submission of Matters to a Vote of Security Holders...   9

 PART II

    Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters............................  10

    Item 6.      Selected Financial Data...............................  11

    Item 7.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............  12

    Item 8.      Financial Statements and Supplementary Data...........  19

    Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............  44
 PART III

    Item 10.     Directors and Executive Officers of the Registrant....  45

    Item 11.     Executive Compensation................................  50

    Item 12.     Security Ownership of Certain Beneficial Owners and
                        Management.....................................  55

    Item 13.     Certain Relationships and Related Transactions........  57

 PART IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K....................................  58

                                     PART I
ITEM 1.  BUSINESS

GENERAL
         TransAmerican Waste Industries, Inc. (the "Company") is engaged in the collection, processing and disposal of non-hazardous industrial and municipal solid waste. The Company has expanded its operations, and will continue to expand its operations by privatizing municipal landfills, acquiring other selected facilities and collection operations, and increasing volume at its existing sites.

         On January 26, 1998 the Company entered into a definitive merger agreement with USA Waste Services, Inc. ("USA Waste"). Upon closing of the transaction, each share of the Company's outstanding common stock will be exchanged for .045232 shares of USA Waste common stock (the "Exchange Ratio"). The Exchange Ratio is subject to adjustment based upon the extent to which the net debt, as defined, of the Company exceeds $43.2 million. The closing of the transaction is subject to approval by the Company's stockholders, antitrust clearance, qualification of the merger as a tax-free pooling-of-interest transaction and certain other customary closing conditions. For a brief discription of the reasons why the Company entered into the merger agreement, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's strategy has been to become a leader in the non-hazardous solid waste industry in the southern region of the United States. In 1993, the Company began its strategy of focusing on the acquisition and development of selective non-hazardous landfills and obtaining management contracts for permitted disposal sites in the southern region of the United States, primarily through the privatization of governmentally-owned facilities. In 1996, the Company expanded its focus to include selective acquisitions of collection operations and divesting of all non-solid waste operations. The Company's divestiture of non-solid waste operations, consisting primarily of the oil recovery and disposal operations, resulted in the recognition of an impairment loss of $6.5 million during 1996. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.

         The Company currently owns or operates sixteen collection, processing and disposal facilities, consisting of five municipal solid waste collection operations, six municipal solid waste landfills, three construction and demolition landfills and two solid waste transfer stations.

         The Company believes that recent trends in the regulation of waste management have created significant opportunities for growth through acquisition of facilities and operations currently owned by public and private entities that lack the funding or the expertise to comply with the increasingly stringent regulation of waste management services.

         The Company has experienced a growth in landfill disposal revenue primarily as a result of the operation of additional facilities. The Company's landfill operating expenses increase primarily as a result of adding landfills or other operating facilities. Increased volumes of waste at the Company's existing landfills would not result in a proportionate increase in the Company's operating expenses, and therefore, increased volumes of waste at competitive prices would have a positive material effect on the Company's profitability. The Company believes it can increase waste streams to the Company's facilities by providing the large national waste collection companies, municipalities and other potential customers with the opportunity to dispose of waste materials at a competitive price. However, there can be no assurance that additional waste streams will continue to be available.

         The Company's strategy has included acquiring additional collection and disposal operations that are strategically aligned with the Company's current landfill operations or that provide the Company the opportunity to expand into new markets. The Company is seeking additional residential and commercial accounts for the existing collection operations and believes that the Company can increase operating margins on the collection operations while handling the additional waste streams by improved route management, increased asset utilization and other cost reduction measures. There can be no assurance that additional residential and commercial accounts will be available.

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

INDUSTRY BACKGROUND

         The Company operates in the non-hazardous solid waste segment of the waste management industry. Despite the size of the industry, it has historically been fragmented with a multitude of local private and municipal operators servicing relatively centralized areas. In recent years, increased governmental regulation and the associated cost have resulted in a period of significant consolidation within the industry.

         In October 1991, the Environmental Protection Agency ("EPA") adopted new regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act governing the disposal of solid waste. These regulations established criteria for the location, operation and design of municipal solid waste ("MSW") facilities, including standards for groundwater and landfill gas monitoring, extensive post-closure monitoring and financial assurances that landfill operators will be able to comply with the stringent regulations. The initial cost of bringing operations into compliance and the continued cost of maintaining compliance with current environmental regulations has reduced the number of companies with sufficient financial resources to participate in the non-hazardous solid waste industry. Many small independent operators have decided to sell to stronger operators and some municipalities have chosen to contract the management of solid waste services to private operators.

         The increase of governmental regulation and a generally negative public attitude towards nearby disposal facilities has reduced the number of actively operating disposal facilities and negatively impacted the permitting of new facilities to replace closed facilities. Many state and local governments have inacted mandatory recycling programs, incineration, composting and other waste minimization programs in an attempt to reduce the flow of waste.

RECENT ACQUISITIONS AND MANAGEMENT CONTRACTS

         The following table summarizes the Company's management contracts and acquisitions completed during fiscal 1995 through December 31, 1997:

                                                                            TYPE OF           TOTAL     PERMITTED
     DATE        NAME OF BUSINESS    TYPE OF BUSINESS       LOCATION       TRANSACTION        ACRES      ACREAGE
     ----        ----------------    ----------------       --------       -----------        -----      -------
                                                                          25-year
                LaSalle-Grant                               Jena,         management
September 1994  Parish Landfill      MSW landfill           Louisiana     contract           239           39
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
                                                            Carriere,
February 1995   Central Landfill     MSW landfill           Mississippi   Purchase           440           20
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
                                     Transfer station,
                                     materials recovery
June                                 facility and hauling   Alexandria,
1995            TransWaste, Inc.     operation              Louisiana     Purchase           20            20
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
                                                                          20-year
July            Union County                                Knoxville,    management
1995            Landfill             MSW landfill           Tennessee     contract           90            55
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
                                                                          20-year
April           Haleyville           MSW and                Haleyville,   management
1996            Landfill             C&D landfill           Alabama       contract           265           192
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
January         North County                                Dickinson,
1997            Landfill             C&D landfill           Texas         Purchase            20           20
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
                                     Residential and
January         Sanifill             commercial             Houston,
1997            Hauling              collection operation   Texas         Purchase           ---           ---
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
April           Target Waste
1997            Industries, Inc.     Commercial             Mobile,
                Hauling              collection operation   Alabama       Purchase           ---           ---
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
August          Waste Management     Residential and
1997            Assets               commercial             Natchitoches,
                Hauling              collection operation   Louisiana     Purchase           ---           ---
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
August          Omega One Assets     Residential and
1997                                 commercial             Many,
                                     collection operation   Louisiana     Purchase           ---           ---
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------
August           Boudin Waste &       Residential and        Bay St.
1997             Recycling, Inc.      commercial             Louis,
                 Hauling              collection operation   Mississippi   Purchase           ---           ---
--------------- -------------------- ---------------------- ------------- -------------- ------------ --------------

         SANIFILL, INC. In January 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill, Inc. ("Sanifill") located in the Houston, Texas area (the "Sanifill Assets"). Total consideration paid for the acquired assets was $13.6 million in cash, warrants to purchase 1.5 million shares of common stock at an exercise price of $1.50 per share and the assumption of certain contractual obligations (estimated to be approximately $7.6 million). In connection with the acquisition of Sanifill by USA Waste Services, Inc. ("USA Waste") in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The Sanifill Assets consist of assets used in connection with the servicing of approximately 100,000 residential and 4,000 commercial waste collection and disposal customers in the Houston, Texas metropolitan area, a 20-acre construction and demolition landfill located in Galveston County, Texas (the "North County Landfill"), two offices, maintenance and parking facilities and preferred pricing at two of USA Waste's landfills. The preferred pricing agreement gives the Company the option to dispose of two million tons of MSW, limited to 270,000 tons per year, at USA Waste's landfills at favorable prices, which in no event shall be less favorable than the most favorable terms provided to USA Waste's other customers. The Company moved its corporate headquarters to one of the acquired buildings. The purchase of the Sanifill Assets was financed with a combination of debt and equity financing as described in "Recent Financings" of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         WASTE MANAGEMENT ASSETS. In August 1997, the Company completed its acquisition of certain assets (the Waste Management Assets) used in solid waste collection, hauling and recycling operations in the western Louisiana area from Waste Management of Louisiana, L.L.C. The Company also obtained a 5-year management contract to operate a transfer station located in Natchitoches, Louisiana. The total consideration consisted of $2,060,000 in cash and the assumption of certain liabilities in connection with these operations.

         THE OMEGA ONE ASSETS. In August, 1997, the Company acquired from The Omega One Company certain assets used in the solid waste collection, hauling and recycling operations in Sabine Parish, DeSoto Parish, and Natchitoches Parish, Louisiana (The Omega One Assets). The total consideration consisted of $1,200,000 in cash, the forgiveness of approximately $400,000 of indebtedness and the assumption of certain liabilities in connection with the operations.

         BOUDIN'S WASTE AND RECYCLING, INC. In August 1997, the Company purchased all the issued and outstanding common stock of Boudin's Waste and Recycling, Inc. ("Boudin"). The total consideration consisted of $125,000 cash, 350,000 shares of common stock of the Company, a seller promissory note in the aggregate principal amount of $325,000 and the assumption of certain liabilities.

         The Company financed the acquisition of the Waste Management Assets, The Omega One Assets and the acquisition of Boudin with the proceeds of a $5.0 million bank loan as described in "Recent Financings" of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Additional information regarding the consideration and terms of the transactions completed by the Company during 1997 are included in Note 3 of the Notes to Consolidated Financial Statements included herein.

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

         COLLECTION OPERATIONS. The Company provides solid waste collection services to commercial, industrial and residential customers. Commercial and industrial services are generally performed under service agreements with the fees determined by the frequency of collection and the equipment used. Residential services are performed under contracts with municipalities or associations, or on a subscription basis with individual homeowners. Fees for residential services are based primarily on the frequency and type of service.

         MUNICIPAL SOLID WASTE DISPOSAL. The Company operates six municipal solid waste landfills aggregating approximately 543 permitted acres. The landfills accept waste from municipalities, private waste collection companies and the general public. Certain of these landfills are permitted to accept non-hazardous industrial and special waste.

         CONSTRUCTION AND DEMOLITION WASTE DISPOSAL. The Company operates three construction and demolition ("C&D") landfills with approximately 56 permitted acres. The landfills accept waste from municipalities, private waste collection companies and the general public. Construction and demolition landfills are permitted to accept dry construction and demolition debris including bricks, metal, boards and similar material as well as certain types of industrial waste.

         SOLID WASTE TRANSFER STATION. The Company's two transfer stations and material recovery facility receive waste from collection vehicles, the recyclable materials are sorted and sold and the remaining material is compacted into trailers for transportation primarily to the Company's landfills. Transfer stations reduce the cost of transportation from collection points to landfills by improving the utilization of collection personnel and equipment.

CUSTOMERS

         WMX Technologies, Inc. ("WMX") accounted for approximately 13% of consolidated revenue for the year ended December 31, 1997. These revenues represent an accumulation of revenues generated from geographically dispersed affiliates and subsidiaries of WMX at various Company facilities.

EMPLOYEES

         On January 25, 1998 the Company employed approximately 375 full-time and part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

         The non-hazardous waste industry is highly competitive and requires substantial capital and human resources. The Company competes for landfill business on the basis of tipping fees, geographical locations and quality of operations. The Company also competes to acquire facilities, enter into management contracts and obtain financial resources. Leading competitors for collection and disposal services and acquisition opportunities include WMX, Browning Ferris Industries, Inc., USA Waste and Allied Waste Industries, Inc., and numerous other national, regional and local companies of varying sizes and competitive resources, many of which have significantly greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection or disposal operations. These counties and municipalities may have financial advantages through their access to tax revenues and their ability to mandate the disposal of waste collected within the jurisdiction at the municipal facility.

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

         The Company has and will be required from time to time to obtain financial assurance security for performance, closure and post-closure obligations, a portion of which may be funded with cash deposits or other collateral. The Company has obtained a $20 million performance bond line-of-credit. This commitment is subject to a review of each contract to be bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

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

         In recent years, some states and localities have instituted waste "flow control" requirements, under which specified solid waste collected in a jurisdiction is required to be delivered to a governmentally-designated facility. In response to some of those enactments, the United States Supreme Court and several lower federal courts have ruled that certain flow control ordinances violated the Interstate Commerce Clause of the U.S. Constitution. The U.S. Constitution grants Congress the power to authorize certain otherwise unconstitutional state and local actions affecting interstate commerce, and Congress has been considering legislation that would exempt some or all flow control requirements from Constitutional invalidity.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located at 10554 Tanner Road, Houston, Texas 77041. The operating equipment primarily consists of waste collection vehicles and containers, compactors, excavators, scrapers, backhoes, and miscellaneous other equipment and support vehicles used in connection with its collection and landfill operations. Certain of the property and equipment of the Company are subject to liens securing payment of portions of the Company's indebtedness. See Note 7 of Notes to Consolidated Financial Statements included herein for information with respect to debt obligations on these properties. Additional information regarding properties owned and operated by the Company is included in "Business - Operations" included herein.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq SmallCap Market. The Company's Class A Warrants and Class B Warrants traded on the Nasdaq SmallCap Market until their expiration November 11, 1997. The Company's 10% Convertible Subordinated Debentures due 2003 are quoted on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock, Class A Warrants and Class B Warrants as reported on the Nasdaq SmallCap Market.

                                                         COMMON STOCK          CLASS A WARRANTS     CLASS B WARRANTS
                                                         -------------------  -------------------- --------------------
                                                           HIGH       LOW       HIGH       LOW       HIGH       LOW
                                                         ---------  --------  ---------  --------- ---------  ---------
YEAR ENDED DECEMBER 31, 1996
Quarter ended March 31, 1996.........................      2 5/16     1 3/8      29/32        3/8       1/2      11/32
Quarter ended June 30, 1996..........................     2 27/32     1 5/16       5/8        1/4       1/2       3/16
Quarter ended September 30, 1996.....................      3 1/16     1 3/8        5/8       1/32      5/16       1/32
Quarter ended December 31, 1996......................       1 3/4       7/8       1/16       1/32      1/16       1/32

YEAR ENDED DECEMBER 31, 1997
Quarter ended March 31, 1997.........................     1 21/32         1       3/32       1/32      1/16       1/32
Quarter ended June 30, 1997..........................     1 17/32    1 1/32       3/32       1/16      1/16       1/32
Quarter ended September 30, 1997.....................      1 9/16    1 1/16       1/16       1/32      3/32       1/32
Quarter ended December 31, 1997......................       1 5/8         1       1/32       1/32      1/32       1/32

         The Company had approximately 375 owners of record as of January 31, 1998. The Company currently believes there are approximately 3,600 beneficial holders of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial information with respect to the Company's balance sheets as of December 31, 1996 and 1997, and the Company's statements of operations and cash flows for the year ended August 31, 1995, four months ended December 31, 1995, and the years ended December 31, 1996 and 1997, have been derived from the financial statements of the Company appearing elsewhere in this Form 10-K. This information should be read in conjunction with such financial statements and the notes thereto. The Company prospectively changed its fiscal year end from August 31 to December 31, therefore the four month transition period ended December 31, 1995 has been presented. The selected historical financial information with respect to the Company's balance sheets as of August 31, 1993, 1994 and 1995, and the Company's statements of operations and cash flows for the years ended August 31, 1993 and 1994 have been derived from financial statements of the Company which are not included herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations." (In thousands, except per share amounts):

                                                                                  FOUR MONTHS
                                                                                     ENDED
                                                 YEAR ENDED AUGUST 31,           DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                        ---------------------------------------  -------------  -------------------------
                                           1993          1994         1995           1995          1996         1997
                                        ------------  -----------  ------------  -------------  ------------ ------------
CASH FLOW DATA:
  Net cash provided (used) by:
    Operating activities............... $       620   $   (1,602)  $      (514)  $         429  $     1,977    $   3,909
    Investing activities...............      (3,961)      (7,245)       (8,310)         (3,030)      (6,738)     (25,079)
    Financing activities...............      11,658        3,055         6,648           1,863        4,563       22,543
                                        ------------  -----------  ------------  -------------  ------------ ------------
        Total.......................... $     8,317   $   (5,792)  $    (2,176)  $        (738) $      (198)   $   1,373
                                        ============  ===========  ============  =============  ============ ============

                                                                                 FOUR MONTHS
                                                                                    ENDED
                                                YEAR ENDED AUGUST 31,            DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                        --------------------------------------   -------------  -------------------------
                                           1993          1994         1995           1995          1996          1997
                                        ------------  -----------  ------------  -------------  ------------  -----------
INCOME STATEMENT DATA:
    Revenue............................ $     8,775   $    11,061  $     7,350   $       4,493  $    16,022    $   35,039
    Operating income (loss)............         754       (10,217)      (2,409)            123        2,421         5,726
    Net income (loss)..................           8       (11,747)      (6,939)           (528)      (6,917)        1,310
    Earnings (loss) per common share...         ---          (.75)        (.34)           (.02)       (.23)           .03
    Weighted average common shares.....      15,030        15,574       20,507          29,580       30,281        42,615

    Diluted earnings (loss) per common
      and common equivalent share......         ---          (.75)        (.34)           (.02)       (.23)           .03

    Weighted average common and common
      equivalent shares outstanding....      15,030        15,574       20,507          29,580       30,281        44,129
     Dividends per share...............         ---           ---          ---             ---          ---           ---

                                                      AUGUST 31,                              DECEMBER 31,
                                        --------------------------------------   ---------------------------------------
                                           1993          1994         1995           1995          1996          1997
                                        ------------  -----------  ------------  -------------  ------------  -----------
BALANCE SHEET DATA:
    Working capital (deficit).......... $     7,699   $        593 $       769   $       471    $       140   $    (1,025)
    Restricted cash, net...............         ---         10,361       6,153         8,931         13,400        15,929
    Property and equipment, net........       1,683          8,505      18,499        20,927         27,052        43,075
    Total assets.......................      29,370         38,601      41,938        46,071         52,674        91,875
    Long-term debt, less current
      portion..........................      10,978         28,152      24,425        29,603         38,107        58,659
    Stockholders' equity...............      12,561          1,415       7,879         7,433          1,636        11,718

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

         In January 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill which provide service to approximately 100,000 residential and 4,000 commercial customers in the Houston, Texas area. Total consideration paid for the acquired assets was $13.6 million in cash, warrants to purchase 1.5 million shares of common stock at $1.50 per share and the assumption of certain contractual obligations (estimated to be $7.6 million). In connection with the acquisition of Sanifill by USA Waste in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. The acquisition of the Sanifill Assets provided the Company with entrance into the Houston, Texas metropolitan market and the collection business.

         Starting in the fall 1997 and continuing in 1998, the Company considered various strategic alternatives so that it could participate in what the Company believed to be one of the more significant consolidation phases of the waste management industry. At a minimum this would have required the Company to aggressively pursue privatization opportunities and acquisition of collection companies in its market areas around its existing landfills.

         In order to take advantage of immediate growth opportunities and continue development efforts, the Company reviewed its strategic alternatives which would require the Company to raise a substantial amount of capital, whether debt, equity or a combination of debt and equity. Raising sufficient capital through a debt offering to participate aggressively in acquisitions would have resulted, in the Company's estimation, in a balance sheet that would have been more heavily leveraged. Moreover, in the Company's estimation, raising substantial equity capital would result in further dilution to existing shareholders.

         The Company believed that a strategic combination with a larger publicly traded entity would allow participation in the consolidation of the waste industry to be accomplished quickly. Therefore, it considered such a combination to be an attractive alternative for it and its stockholders. Accordingly, in January 1998 the Company entered into a definitive merger agreement with USA Waste, one of the industry's leading consolidators. For a description of the proposed terms, see "Business-General".

         In February 1996, the Company changed its fiscal year end from August 31 to December 31. Item 8 of this Annual Report includes audited financial statements for the four month transition period ended December 31, 1995. Unaudited income statement information for the year ended December 31, 1995 is included for comparative purposes in Note 2 of the Notes to Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Revenue increased $19 million, or 119 %, from 1996 to 1997. The increase was primarily due to the acquisition of the Sanifill Assets and other acquisitions. Internal growth at the Company's existing landfill operations contributed additional revenues of $2.4 million (15% increase from 1996) primarily due to volume increases. Although there can be no assurances, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of privatizing municipal landfills, either by acquisition or long-term management contract, and acquiring selected private landfills, transfer facilities and collection operations.

         Cost of services increased from $8.7 million for 1996 to $22.8 million for 1997, representing an increase from 54% to 65% as a percentage of revenue. The increase in cost of services is due to the acquisition of collection operations, primarily the Sanifill Assets. The cost of services increased as a percentage of revenue as collection operations generally have a higher percentage of cost which fluctuate directly with revenue as compared to landfill operations which generally have fixed cost that do not increase proportionately with an increase in revenue.

         Depreciation and amortization increased $2.0 million, or 123 % from 1996 to 1997. The increase is primarily due to acquisitions and upgrades at existing operations. As a percentage of revenue, depreciation was 10% for 1996 and 1997. The increase cost of upgrading equipment, primarily in the collection operations, was offset by the improved utilization of equipment in the landfill operations. The Company disposed of increased volumes at the Company's landfills without a corresponding increase in equipment and facilities.

         General and administrative expenses were $3.2 million and $2.9 million for 1996 and 1997, respectively, representing a decrease of 9%. As a percentage of revenue, general and administrative expenses decreased from 20% in 1996 to 8% in 1997. The decrease in general and administrative expenses is a result of management's continued efforts to monitor costs and implement cost control measures, as necessary, and management's ability to integrate recent business acquisitions without a proportionate increase in general and administrative expenses.

         Interest expense increased from $2.2 million in 1996 to $4.3 in 1997. The increased interest expense is due to the borrowing associated with the acquisition of the Sanifill Assets, Solid Waste Revenue Bonds issued in June 1997 and November 1997, the $5.0 million Bank Loan obtained in August 1997 and additional equipment financing. Interest expense was partially offset by interest capitalization of $806,000 and $625,000 for 1996 and 1997, respectively.

         The Company did not incur losses from oil recovery and disposal operations in 1997 as compared to a loss of $7.7 million in 1996. In September 1996, the Company transferred the stock of its oil recovery and disposal operations and relinquished management control. In consideration for the transfers, the Company will receive a percentage of cash flows, as defined, from these operations. The 1996 loss includes the recognition of a $6.5 million impairment loss. The Company recognized the impairment loss as market conditions indicated that the Company would not recover its investment through the undiscounted future cash flows of these operations. Cash flows from the oil recovery and disposal operations were nominal in 1997. The Company has no future obligation to fund the oil recovery and disposal operations.

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

         General and administrative expenses were $3.3 million and $3.2 million for the years ended December 31, 1995 and 1996, respectively.

         Interest expense, net of capitalized interest, was $2.2 million for 1995 and 1996. During 1996, additional interest due to the issuance of Solid Waste Revenue Bonds was offset by capitalized interest on landfill improvements.

         In September 1996, the Company transferred the stock of its oil recovery and disposal operation subsidiaries. In consideration for the transfers, the Company will receive a percentage of all cash flows, if any, generated by the operations. In connection with the transactions, the Company relinquished its management and legal control over the operations of the oil recovery and disposal operations. In 1996, the Company recognized an impairment loss of approximately $6.5 million as current market conditions and future projections of the relationship of revenues and expenses for these operations indicated that the Company would not recover its investment through the undiscounted cash flows from future operations. See Note 5 of Notes to Consolidated Financial Statements included herein for information regarding the terms of the transfer and further discussion of the impairment loss.

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

RECENT FINANCINGS

         The following summarizes the Company's significant financing transactions during the year ended December 31, 1997:

                                                         TOTAL CONSIDERATION              TYPE AND NUMBER OF
DATE                 TRANSACTION                              RECEIVED                    SECURITIES ISSUED
----                 -----------                              --------                    -----------------
January
  1997           Private Placement                         $6,750,000               11,250,000 shares of common stock
----------------------------------------------------------------------------------------------------------------------
January                                                                             $1,000,000 short-term promissory
  1997           Bank Facility                             $8,500,000                 note (see discussion of June
                                                                                      1997 Term Loan  below)
                                                                                    $7,500,000 long-term promissory
                                                                                      note (see discussion of June
                                                                                      1997 Term Loan  below)
----------------------------------------------------------------------------------------------------------------------
January
  1997           Stock Participation Plan                    $500,000              833,334 shares of common stock
----------------------------------------------------------------------------------------------------------------------
 June                                                                              $500,000 Term Loan. Refinanced the
 1997           Long-Term Financing                          $500,000              $8,500,000 Bank Facility with the
                                                                                     Term Loan
----------------------------------------------------------------------------------------------------------------------
  June                                                                             $4,550,000 tax-exempt solid waste
  1997           Long-Term Financing                       $5,075,000                revenue bonds
                                                                                   $525,000 taxable solid waste
                                                                                     revenue bonds
----------------------------------------------------------------------------------------------------------------------
 August                                                                             $5,000,000 long-term promissory
  1997           Long-Term Financing                       $5,000,000               note
----------------------------------------------------------------------------------------------------------------------
November                                                                            $3,500,000 solid waste revenue
  1997           Long-Term Financing                       $3,500,000               bonds
----------------------------------------------------------------------------------------------------------------------

         PRIVATE PLACEMENT OF EQUITY SECURITIES. In January 1997, the Company raised $6,750,000 in equity financing by issuing 11,250,000 shares of its common stock in a private placement (the "Private Placement"). The proceeds of the Private Placement, together with the proceeds of the Bank Facility discussed below, were used to fund the purchase price of the Sanifill Assets and repay $700,000 of short-term borrowings from an investment partnership (the "Investment Partnership"). In connection with the transaction, the Company exchanged a $1.5 million promissory note for a $1.5 million convertible promissory note and adjusted the exercise price of 575,000 warrants, issued to the Investment Partnership. Additionally, the Company issued warrants to purchase 1,125,000 shares of the Company's common stock for $.66 per share, subject to certain anti-dilution provisions, to a placement agent.

         BANK FACILITY AND TERM LOAN. In January 1997, the Company issued promissory notes to a financial institution totaling $8.5 million (the "Bank Facility"). The proceeds from the Bank Facility, together with the proceeds of the Private Placement were used to fund the purchase price of the Sanifill Assets and repay $700,000 of short-term borrowings from the Investment Partnership. The Bank Facility was secured by a security interest in certain assets of the Company, including the Sanifill Assets and is guaranteed by the Company, the Company's Chief Executive Officer (the "Chief Executive Officer"), and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee, the Company issued the Board Member warrants, having a term of five years, to purchase two million and one million shares of common stock at $1.00 and $1.25 per share, respectively, subject to certain anti-dilution provisions.

         Effective June 30, 1997, the $8.5 million of borrowings under the Bank Facility were refinanced with a $8.5 million term loan and the Company issued an additional $500,000 term loan (collectively, the "Term Loan") the proceeds of which will be used primarily for the expansion of the North County Landfill. The Term Loan bears interest at prime plus 1.5% and matures June 30, 1999. Interest is payable monthly with monthly principal payments beginning January 1998, based on a seven-year amortization schedule. The Term Loan is secured by the assignment of the security interest and guarantees, as modified, of the Bank Facility and are subject to certain financial and other covenants.

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

         SOLID WASTE REVENUE BONDS. In June 1997, the Company received bond proceeds from the sale of Solid Waste Revenue Bonds issued by Pearl River County, Mississippi consisting of $4,550,000 of 20-year, tax-exempt bonds bearing interest at 7.75% and $525,000 of 5-year taxable bonds bearing interest at 10.75%. Pursuant to the related Trust Indenture Agreement, the Company is the indirect obligor of the bonds which will be repaid from the revenues of one of the Company's landfill operations. The proceeds will be used for debt issuance cost, the establishment of debt service and capitalized interest funds, permit expansion expenses, purchase of adjacent properties, construction of new cells, and purchases of equipment. The bonds are secured by the assets of one of the Company's landfill operations.

         BANK LOAN. In August 1997, the Company received a $5.0 million bank loan (the "Bank Loan"). The proceeds of the Bank Loan were used to finance the acquisition of the Waste Management Assets, the Omega One assets, the acquisition of Boudin and for working capital. The Bank Loan requires monthly interest payments at prime plus 1.0% and quarterly principal payments of $250,000. The Bank Loan, which matures September 30, 2000, is secured by certain assets of the Company, including the assets acquired, and guaranteed by the Chief Executive Officer and the Board Member. As consideration for the Board Member's guarantee, the Company issued the Board Member warrants, having a term of seven years, to purchase 1.5 million shares of the Company's common stock at an exercise price of $1.625, subject to certain anti-dilution provisions.

         SOLID WASTE REVENUE BONDS. In November 1997 and January 1998, the Company issued $3.3 million and $200,000, respectively, of Solid Waste Revenue Bonds bearing interest at 10.75%. The bonds require semi-annual interest payments and mature November 2000. The proceeds will be used for debt issuance cost and the construction of new cells and purchase of equipment at one of the Company's landfill operations (the "Project"). The bonds are secured by a first lien on the revenues of the Project.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has been expanding its operations primarily by focusing on the privatization of municipal landfills, either by acquisition or long-term landfill management contract, and the acquisition of selective collection operations. The Company's strategy has required significant investment of cash for the acquisition, upgrade and expansion of the sites and start-up of operations under the Company's management, and debt service on existing indebtedness.

         At December 31, 1997, the Company had current assets of $12.2 million and current liabilities of $13.2 million, representing a working capital deficit of $1.0 million as compared to current assets of $6.6 million and current liabilities of $6.5 million, representing working capital of $100,000 at December 31, 1996. The increase in current assets and liabilities is primarily due to the acquisition of the Sanifill Assets and other acquisitions, and the related increase in operating activities. The Company intends to fund its cash requirements, including capital projects, for the foreseeable future through cash on hand, cash generated from operations and the completion of additional debt or equity financings. If additional debt or equity were not available in the future, it could have an adverse effect on the Company's liquidity.

         The Company is currently limiting volume into one of its landfills due to a delay in obtaining an expansion permit. In January 1998, the Company received a permit to dispose of C&D waste in the expansion area and, while there can be no assurances, management anticipates that the permit to accept MSW in the expansion area will be received in the first half of 1998. Upon receiving a MSW permit for the expansion area, the Company would have an obligation to the previous owner of the landfill consisting of $1.0 million in cash and approximately $700,000 of the Company's common stock. Further delays in obtaining the MSW permit would negatively impact the profitability of the Company. Construction into the expansion area began in January 1998. Management has arranged for the Company's customers to utilize alternative disposal sites on an interim basis.

         At certain of the Company's landfills, the Company has obtained from state regulatory agencies vertical expansion permits, which have allowed the Company to continue to dispose of additional volumes of waste in existing landfill facilities. As these vertical expansion permits expire, the Company must develop and maintain landfill facilities, which are fully compliant with regulations under Subtitle D of RCRA. Due to contractual obligations, the Company is limited in its ability to pass the burden of the additional cost associated with Subtitle D to its customers.

         The Company's significant cash requirements during the year ended December 31, 1997 were $12.6 million for the acquisition of the Sanifill Assets, $3.7 million for other acquisitions, $8.8 million for capital expenditures and improvements and $3.8 million for debt repayments. These requirements were primarily funded with cash generated from operations of $3.9 million, the proceeds of the $8.5 million Bank Facility, the $6.8 million Private Placement (approximately $6.1 net of placement agent's commission and offering expenses), the $5.0 million Bank Loan and $4.5 million of equipment financing and promissory notes. In June 1997 and November 1997, the Company received proceeds of approximately $5.1 million and $3.5 million, respectively, from the issuance of Solid Waste Revenue Bonds which will be primarily used to expand the Company's landfill operations.

         The Company is pursuing additional waste streams for its existing facilities. Additional volumes at competitive market prices would substantially enhance the Company's results and cash flow as a substantial amount of the landfill operating costs are fixed in nature and will, therefore, not increase proportionately as volumes and revenue increase.

         The Company estimates that its facilities will require up to $12.5 million in capital expenditures through 1998, primarily for landfill expansion and improvements and equipment purchases. The Company has approximately $5.5 million in restricted cash from previous financings that is designated for the 1998 capital expenditures. The Company intends to fund the balance of capital expenditures out of cash flow from operations, working capital and additional long-term financing. If additional financing should not be available, the Company would restrict its capital expenditures to an amount available for such purposes.

         In the future, the Company will also have material financial obligations relating to closure and post-closure costs for disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated that total costs for final closure of its existing facilities and post-closure monitoring for an estimated period of up to 30 years after closure will approximate $8.0 million. See Note 11 of the Notes to Consolidated Financial Statements included herein for information regarding these obligations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TransAmerican Waste Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of TransAmerican Waste Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 1995, the four months ended December 31, 1995, and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransAmerican Waste Industries, Inc. and subsidiaries as of December 31, 1996 and 1997, and their results of operations and their cash flows for the year ended August 31, 1995, the four months ended December 31, 1995, and the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP
Houston, Texas
February 11, 1998

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,
                                                                          ------------------------------------
                                ASSETS                                         1996                1997
                                                                          ----------------    ----------------
CURRENT ASSETS
    Cash and cash equivalents........................................      $       1,334      $       2,707
    Cash restricted for developmental projects.......................                879              2,000
    Accounts receivable, less allowance for doubtful accounts of
      $316 and $383, respectively....................................              3,381              6,338
    Other current assets.............................................              1,019              1,176
                                                                          ----------------    ----------------
        TOTAL CURRENT ASSETS.........................................              6,613             12,221
Cash restricted for developmental projects...........................             13,400             15,929
Property and equipment, net of accumulated depreciation..............             27,052             43,075
Cost in excess of fair value of assets acquired, net of accumulated
  amortization of $--- and $225, respectively........................                ---             17,086
Deferred financing costs, net of accumulated amortization of
  $634 and $929, respectively........................................              2,453              3,053
Other assets, net....................................................              3,156                511
                                                                          ----------------    ----------------
        TOTAL ASSETS.................................................      $      52,674      $      91,875
                                                                          ================    ================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable...................................................      $       1,447      $       3,391
  Accrued liabilities and other......................................              1,746              5,788
  Current portion of promissory notes to investment partnership......              1,338                ---
  Current portion of long-term debt..................................              1,731              3,962
  Reserve for closure and post-closure costs.........................                211                105
                                                                          ----------------    ----------------
        TOTAL CURRENT LIABILITIES....................................              6,473             13,246
Promissory notes to investment partnership, less current portion.....                693                ---
Long-term debt, less current portion.................................             37,414             58,659
Reserve for closure and post-closure costs, less current portion                   4,114              4,287
Other liabilities....................................................              2,344              3,965
                                                                          ----------------    ----------------
        TOTAL LIABILITIES............................................             51,038             80,157
                                                                          ----------------    ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 100,000,000 shares authorized;
    30,694,041 and 44,216,250 shares issued and outstanding,
    respectively.....................................................                 31                 44
  Additional paid-in capital.........................................             25,799             33,284
  Deferred compensation..............................................                ---               (336)
  Warrants...........................................................                394              2,004
  Retained earnings (deficit)........................................            (24,588)           (23,278)
                                                                          ----------------    ----------------
        TOTAL STOCKHOLDERS' EQUITY...................................              1,636             11,718
                                                                          ================    ================
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................      $      52,674      $      91,875
                                                                          ================    ================

   The accompanying notes are an integral part of these financial statements.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOUR MONTHS
                                                               YEAR ENDED       ENDED       YEAR ENDED DECEMBER 31,
                                                               AUGUST 31,    DECEMBER 31,  ---------------------------
                                                                  1995           1995          1996          1997
                                                               ------------  ------------- ------------- -------------
Revenue.................................................        $     7,350   $     4,493   $    16,022   $    35,039
Expenses:
    Cost of services....................................              4,553         2,485         8,699        22,814
    Depreciation and amortization.......................              1,014           517         1,632         3,644
    General and administrative..........................              4,192         1,368         3,270         2,855
                                                               ------------- -------------  ------------  ------------
      Operating income (loss)...........................             (2,409)          123         2,421         5,726
                                                               ------------- -------------  ------------  ------------
Other income (expense):
    Interest expense, net...............................             (2,371)         (691)       (2,155)       (4,340)
    Gain on sale of assets..............................                ---           236           437           ---
    Exchange offer charge...............................             (1,644)          ---           ---           ---
    Loss on investment in affiliate.....................               (563)          ---           ---           ---
    Other, net..........................................                241           (38)          135            40
    Loss from oil recovery and disposal operations......               (701)         (112)       (7,705)          ---
                                                               ------------- -------------  ------------  ------------
      Income (loss)  before income taxes................             (7,447)         (482)       (6,867)        1,426
Provision (benefit) for income taxes....................               (508)           46            50           116
                                                               ------------- -------------  ------------  ------------
      Net income (loss).................................        $    (6,939)  $      (528)  $   (6,917)   $     1,310
                                                               ============= =============  ============  ============

Earnings (loss) per common share........................        $      (.34)  $      (.02)  $     (.23)   $       .03
                                                               ============= =============  ============  ============

Weighted average common shares outstanding..............             20,507        29,580        30,281        42,615
                                                               ============= =============  ============  ============

Diluted earnings (loss) per common and common equivalent
    share...............................................        $      (.34)  $      (.02)  $     (.23)   $       .03
                                                               ============= =============  ============  ============

Weighted average common and common equivalent shares
    outstanding.........................................           20,507        29,580        30,281        44,129
                                                               ============= =============  ============  ============

   The accompanying notes are an integral part of these financial statements.

              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        COMMON STOCK        ADDITIONAL                               RETAINED
                                     --------------------    PAID-IN      DEFERRED                   EARNINGS
                                      SHARES     AMOUNT      CAPITAL    COMPENSATION    WARRANTS    (DEFICIT)          TOTAL
                                     ----------  --------  ------------ -------------  ----------  -------------  ------------
BALANCE-AUGUST 31, 1994.............     15,611   $   16    $   11,603  $       ---    $     ---   $    (10,204)   $   1,415
Net loss............................        ---      ---           ---          ---          ---         (6,939)      (6,939)
Issuance of common stock in private
  placement.........................      5,000        5         2,395          ---          ---            ---        2,400
Issuance of common stock in
  exchange for debentures...........      5,416        5         8,469          ---          ---            ---        8,474
Issuance of common stock in
  conversion of short-term notes
  and valuation of related warrants.      2,117        2         1,494          ---          ---            ---        1,496
Issuance of common stock for
  acquired business.................      1,000        1         1,006          ---          ---            ---        1,007
Other issuances of common stock.....        193      ---            26          ---          ---            ---           26
                                       --------  --------  ------------    ----------  ----------  -------------  ------------
BALANCE-AUGUST 31, 1995.............     29,337       29        24,993          ---          ---        (17,143)       7,879
Net loss............................        ---      ---           ---          ---          ---           (528)        (528)
Warrants issued in conjunction with
  short-term financing..............        ---      ---           ---          ---           75            ---           75
Issuance of common stock under
  stock option plan.................          2      ---             1          ---          ---            ---            1
Issuance of common stock for
  exercise of warrants..............        310        1             5          ---          ---            ---            6
                                       --------  --------  ------------    ----------  ----------  -------------  ------------
BALANCE-DECEMBER 31, 1995...........     29,649       30        24,999          ---           75        (17,671)       7,433
Net loss............................        ---      ---           ---          ---          ---         (6,917)      (6,917)
Issuance of common stock for
  purchased business................        333        1           324          ---          ---            ---          325
Issuance of common stock in
  exchange for debentures...........        216      ---           243          ---          ---            ---          243
Warrants earned in connection with
  development agreement.............        ---      ---           ---          ---           55            ---           55
Warrants issued in conjunction with
  short-term financing..............        ---      ---           ---          ---          264            ---          264
Issuance of common stock under
  stock option plan.................        496      ---           233          ---          ---            ---          233
                                       --------  --------  ------------    ----------  ----------  -------------  ------------
BALANCE-DECEMBER 31, 1996...........     30,694       31        25,799          ---          394        (24,588)       1,636
Net income..........................        ---      ---           ---          ---          ---          1,310        1,310
Issuance of common stock and
  warrants in private placement.....     11,250       11         5,788          ---          250            ---        6,049
Warrants issued for consulting
  services and debt guarantees......        ---      ---           ---          ---        1,060            ---        1,060
Issuance of common stock and
  warrants to former owners of
  businesses acquired...............      1,070        1           826          ---          300            ---        1,127
Issuance of common stock for the
  retirement of debt................        200      ---           200          ---          ---            ---          200
Issuance of common stock under the
  terms of employment agreements....        115      ---           137          ---          ---            ---          137
Issuance of common stock under the
  stock option plan.................         54      ---            35          ---          ---            ---           35
Issuance of common stock under the
  1997 Stock Participation Plan.....        833        1           499         (500)         ---            ---          ---
Compensation expense and adjustment
  related to 1997 Stock
  Participation Plan                        ---      ---           ---          164          ---            ---          164
                                       --------  --------  ------------ -------------  ----------  -------------  ------------
BALANCE-DECEMBER 31, 1997...........     44,216   $   44    $   33,284  $      (336)    $  2,004    $   (23,278)   $  11,718
                                       ========  ========  ============ =============  ==========  =============  ============

   The accompanying notes are an integral part of these financial statements.
              TRANSAMERICAN WASTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOUR MONTHS
                                                         YEAR ENDED        ENDED          YEAR ENDED DECEMBER 31,
                                                         AUGUST 31,     DECEMBER 31,   ------------------------------
                                                           1995            1995            1996            1997
                                                       --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................     $     (6,939)   $      (528)   $     (6,917)   $      1,310
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation and amortization................            1,014            517           1,632           3,644
      Amortization of debt discount and deferred
        financing costs............................              329            137             590             840
      Amortization of deferred compensation
       expense.....................................              ---            ---             ---              80
      Provision for closure and post-closure costs.              359             45             114              67
      Cost of completed acquisitions...............              450            ---             ---             ---
      Cost of terminated acquisitions and contracts              233            265              50             ---
      Exchange offer charge........................            1,644            ---             ---             ---
      Loss from oil recovery and disposal .........              733            176           7,705             ---
      Loss on investment in affiliate..............              563            ---             ---             ---
      Gain on sale of assets.......................              ---           (236)           (437)            ---
  Changes in assets and liabilities, net of
    effects of acquisitions:
      Accounts receivable...............                        (444)           (72)           (284)         (2,971)
      Other current assets.........................              183            130            (115)           (155)
      Accounts payable and accrued liabilities.....            1,107           (191)             79           4,788
      Other, net...................................              254            186            (440)         (3,694)
                                                       --------------  --------------  --------------  --------------
    Net cash provided (used) by operating activities            (514)           429           1,977           3,909
                                                       --------------  --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of acquisitions and completed management
    contracts......................................           (1,975)           (19)           (824)        (16,293)
  Purchases of property and equipment..............           (6,083)        (2,619)         (5,265)         (8,786)
  Costs incurred on possible acquisitions..........             (425)           (61)         (1,608)            ---
  Proceeds from sale of equipment and contracts....              680            ---             959             ---
  Payments to oil recovery and disposal............             (457)          (118)            ---             ---
  Other............................................              (50)          (213)            ---             ---
                                                       --------------  --------------  --------------  --------------
    Net cash used by investing activities..........           (8,310)        (3,030)         (6,738)        (25,079)
                                                       --------------  --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt and warrants..................            4,285          5,621          11,579          24,853
  Payments of debt.................................           (1,107)        (1,095)         (2,101)         (3,849)
  Proceeds from issuances of common stock and
    warrants.......................................            2,221            ---             233           6,084
  Deferred financing costs.........................             (472)          (391)           (583)           (895)
  Use (increase) of restricted cash................            1,721         (2,272)         (4,565)         (3,650)
                                                       --------------  --------------  --------------  --------------
    Net cash provided by financing activities......            6,648          1,863           4,563          22,543
                                                       --------------  --------------  --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...           (2,176)          (738)           (198)          1,373
CASH AND CASH EQUIVALENTS:
        Beginning of period........................            4,446          2,270           1,532           1,334
                                                       ==============  ==============  ==============  ==============
        End of period..............................     $      2,270    $     1,532    $      1,334    $      2,707
                                                       ==============  ==============  ==============  ==============

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

         On January 26, 1998 the Company entered into a definitive merger agreement with USA Waste Services, Inc. ("USA Waste"). Upon closing of the transaction, each share of the Company's outstanding common stock will be exchanged for .045232 shares of USA Waste common stock (the "Exchange Ratio"). The Exchange Ratio is subject to adjustment based upon the extent to which the net debt, as defined, of the Company exceeds $43.2 million. The closing of the transaction is subject to approval by the Company's stockholders, antitrust clearance, qualification of the merger as a tax-free pooling-of-interest transaction and certain other customary closing conditions.

         At December 31, 1997, the Company has a working capital deficit of approximately $1.0 million. The Company historically has funded its cash requirements, including capital projects, from cash on hand, cash generated from operations and additional debt or equity financings. If additional debt or equity were not available in the future, it could have an adverse effect on the Company's liquidity.

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

         CHANGE IN FISCAL YEAR. In February 1996, the Company changed its fiscal year end from August 31 to December 31. The accompanying financial statements include audited consolidated financial statements for the fiscal year ended August 31, 1995, the four month transition period ended December 31, 1995, and the years ended December 31, 1996 and 1997. Unaudited income statement information for the year ended December 31, 1995 is presented below for comparative purposes only (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                               1995                1996                1997
                                                         -----------------   ------------------   -----------------
                                                            (unaudited)
Revenue..............................................     $         9,676     $        16,022       $       35,039
Expenses:
  Cost of services...................................               5,713               8,699               22,814
  Depreciation and amortization......................               1,198               1,632                3,644
  General and administrative.........................               4,103               3,270                2,855
                                                          ----------------    -----------------   -----------------
     Operating income (loss).........................              (1,338)              2,421                5,726
                                                          ----------------    -----------------   -----------------
Other income (expense):
  Interest expense, net..............................              (2,156)             (2,155)              (4,340)
  Gain on sale of assets.............................                 236                 437                  ---
  Exchange offer charge..............................              (1,644)                ---                  ---
  Loss on investment in affiliate....................                (563)                ---                  ---
  Other, net.........................................                 123                 135                   40
  Loss from oil recovery and disposal operations.....                (509)             (7,705)                 ---
                                                          ----------------    -----------------   -----------------
    Income (loss) before income taxes................              (5,851)             (6,867)               1,426
Provision (benefit) for income taxes.................                (462)                 50                  116
                                                          ----------------    -----------------   -----------------
    Net income (loss)................................     $        (5,389)    $        (6,917)      $        1,310
                                                          ================    =================   =================
    Diluted earnings (loss) per common and common
      equivalent share...............................     $         (.21)     $         (.23)       $         .03
                                                          ================    =================   =================

         REVENUE RECOGNITION. The Company recognizes revenue upon the receipt and acceptance of non-hazardous industrial and municipal waste at its landfills. Revenue for collection services are recognized as the services are performed. Direct costs associated with these operations are expensed as incurred.

         PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Capitalized landfill costs, which include direct costs incurred to obtain landfill permits and management contracts and to improve the sites, are being amortized based upon the utilization of available airspace, subject to the limitation of the useful life of the permits or the contract period as applicable. Interest cost related to construction projects and direct and incremental project related construction overhead is capitalized as a component of construction costs. Interest capitalized during the year ended August 31, 1995, the four months ended December 31, 1995, and the years ended December 31, 1996 and 1997 was $411,000, $167,000, $806,000, and $625,000, respectively.
Expenditures for major additions and improvements are capitalized and maintenance and repairs are charged to expense as incurred. When property is retired or disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

         For financial reporting purposes, the Company calculates depreciation using primarily the straight-line method. Estimated useful lives are as follows:

                                                  Estimated Lives
                                                    (In Years)
                                                 -----------------
 Landfill and transfer facilities......             (see above)
 Vehicles and equipment................               5 - 10
 Buildings.............................                   15
 Furniture and fixtures................                    3

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

         COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED. The cost in excess of fair value of assets required is amortized on a straight-line basis over 40 years commencing on the date of acquisition.

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

         COST INCURRED ON POSSIBLE ACQUISITIONS. Costs incurred on possible acquisitions are capitalized as incurred and consist primarily of third party accounting, legal and other consulting fees incurred in the negotiation and due diligence process and non-refundable downpayments. Upon consummation of an acquisition accounted for as a purchase, deferred costs are capitalized as part of the purchase price. Capitalized costs are reviewed for realization on a periodic basis, and costs that management believes relate to transactions which will not be consummated are charged to expense. At December 31, 1996 and 1997, costs incurred on possible acquisitions included in other assets were $1,110,000 and $64,000 respectively.

         COST OF COMPLETED ACQUISITIONS. During the year ended August 31, 1995, pursuant to an employment agreement which has now been terminated as described in Note 12, a former executive officer of the Company was paid finder's fees of $450,000 which was expensed during the period in which the transaction was closed.

         DEFERRED FINANCING COSTS. Deferred financing costs consist of third party charges incurred in connection with various financings. These costs are being amortized over the life of the applicable instrument using the effective interest rate method.

         RESERVE FOR CLOSURE AND POST-CLOSURE COSTS. Reserve for closure and post-closure costs includes costs to be incurred for final closure and post-closure monitoring of existing facilities. The Company provides estimated closure and post-closure reserves based on utilization of airspace.

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

                                                                     FOUR MONTHS
                                                      YEAR ENDED        ENDED          YEAR ENDED DECEMBER 31,
                                                      AUGUST 31,     DECEMBER 31,   -------------------------------
                                                         1995           1995             1996             1997
                                                     -------------  -------------   -------------   ---------------
Interest paid , net of amounts capitalized.......... $      1,791    $       540    $      2,146    $        3,632
Income taxes (paid) received, net...................          508            ---             ---              (141)
Property and equipment financed by direct debt......        1,593            924             382               ---
Conversion of debt to equity........................        9,163            ---             243               200
Common stock and warrants issued for acquisitions
  and management contracts..........................        1,064            ---             325             1,127
Acquisitions financed by seller debt................        1,117            ---           1,467               325
Warrants issued for consulting services and debt
  guarantees........................................          ---            ---              55             1,060
Common stock issued for services rendered...........          118            ---             ---               ---

         RECLASSIFICATIONS. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.       BUSINESS COMBINATIONS AND MANAGEMENT CONTRACTS

         COMPLETED ACQUISITIONS AND MANAGEMENT CONTRACTS. During 1995, 1996 and 1997, the Company completed the acquisitions and management contracts described below, all of which have been accounted for under the purchase method of accounting and have been included in the consolidated financial statements from the commencement of operations or purchase date, as applicable.

YEAR ENDED DECEMBER 31, 1997

         SANIFILL TRANSACTION. On January 31, 1997, the Company acquired certain solid waste collection and disposal assets and operations of Sanifill located in the Houston, Texas area (the "Sanifill Assets"). In connection with the acquisition of Sanifill by USA Waste Services, Inc. ("USA Waste") in 1996, the United States Department of Justice ordered the divestiture of the Sanifill Assets, and pursuant to the order, the Company submitted a bid which was ultimately accepted. Consideration for the purchase of the Sanifill Assets included $13.6 million in cash plus warrants to purchase 1.5 million shares of common stock at an exercise price of $1.50 per share ("USA Warrants"). The USA Warrants are exercisable for a period of five years from the closing date of the Company's acquisition of the Sanifill Assets. The Company has registered for resale the common stock issuable upon the exercise of the USA Warrants.

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

         In connection with the acquisition of the Sanifill Assets, the Company assumed certain contractual obligations to provide residential collection and related services. Based upon management's analysis of these contractual obligations, certain contracts assumed with commitment periods to April 2002, will be unprofitable to the Company. The Company recorded a reserve of approximately $7.6 million, which will be amortized over the life of the respective contracts, and has included this reserve as part of the initial purchase price allocation. At December 31, 1997, the balance of the reserve was approximately $5.6 million and is included in other liabilities in the accompanying consolidated balance sheet.

         The Company financed the acquisition of the Sanifill Assets with a combination of debt and equity funds consisting of an $8.5 million bank facility (the "Bank Facility"; see discussion in Note 7) and $6.8 million (approximately $6.1 million, net of placement agent's commission and offering expenses) private placement of the Company's common stock (the "Private Placement").

         Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisition of the Sanifill Assets on the continuing operations of the Company as if the transaction was effective on the first day of the period being reported (in thousands, except per share data):
                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                              1996           1997
                                          -------------  -------------
Revenue.................................  $    29,907    $    36,244
                                          =============  =============
Net income (loss).......................  $    (9,081)   $     1,256
                                          =============  =============
Diluted  earnings  (loss) per  common
  and common  equivalent share..........  $      (.22)   $       .03
                                          =============  =============

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

         WASTE MANAGEMENT ASSETS. In August 1997, the Company completed its acquisition of certain assets (the "Waste Management Assets") used in the solid waste collection, hauling and recycling operations in the western Louisiana area from Waste Management of Louisiana, L.L.C. Additionally, the Company received a five-year contract to operate a transfer station. The total consideration consisted of $2,060,000 in cash and the assumption of certain liabilities in connection with these operations.

         THE OMEGA ONE ASSETS. In August 1997, the Company acquired from The Omega One Company certain assets used in the solid waste collection, hauling and recycling operations in Sabine Parish, DeSoto Parish, and Natchitoches Parish, Louisiana (the "Omega One Assets"). The total consideration consisted of $1,200,000 in cash, the forgiveness of approximately $400,000 of indebtedness and the assumption of certain liabilities in connection with the operations.

         BOUDIN'S WASTE AND RECYCLING, INC. In August 1997, the Company purchased all the issued and outstanding common stock of Boudin's Waste and Recycling, Inc. ("Boudin"). The total consideration consisted of $125,000 cash, 350,000 shares of restricted common stock of the Company, a seller note in the aggregate principal amount of $325,000 and the assumption of certain liabilities.

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

FISCAL YEAR 1995 AND THE FOUR MONTHS ENDED DECEMBER 31, 1995

         LASALLE - GRANT PARISH, LOUISIANA LANDFILL MANAGEMENT CONTRACT. In September 1994, the Company entered into a landfill management contract with the LaSalle - Grant Parish Police Juries ("Police Juries") under which operations commenced September 15, 1994. Pursuant to the management contract, the Company will manage and operate the 39-acre landfill for a term of 25 years. During the term of the contract, the Company is required to receive, process, dispose of and otherwise handle certain solid waste generated within the parishes and received at the landfill for disposal. The Company agreed to design, construct, operate, manage and permit the expansion of the landfill at the sole cost of the Company. The Company also provided a $1 million performance bond in favor of the Police Juries and will pay an aggregate royalty to the Police Juries equal to 5% of the landfill's gross disposal revenue. In addition, the Company pays a royalty equal to 5% of the gross landfill disposal revenue to a company which assisted in securing the contract. The Company also assumed responsibility for closure and post-closure expenses and activities.

         MOBILE CONSTRUCTION & DEMOLITION LANDFILL. In April 1995, the Company entered into a two-year management contract with an option to purchase with H&S Land, Inc., pursuant to which the Company will manage and operate a 142-acre construction and demolition landfill located in Mobile, Alabama. In consideration for the right to operate the landfill, the Company issued 100,000 shares of restricted common stock and agreed to pay a royalty equal to 10% of gross revenue, with a guaranteed minimum monthly royalty of $4,000 during the two-year period. The landfill is permitted to accept construction and demolition debris as well as certain types of industrial waste. The Company has elected not to exercise its option to purchase the landfill and completed its obligation under the management contract in April 1997.

         TRANSWASTE, INC. In June 1995, the Company acquired a solid waste transfer station, a materials recovery facility and its related hauling operation located in Alexandria, Louisiana, for total consideration of $3,649,000, consisting of $1,525,000 in cash, 1,000,000 shares of restricted common stock and a $1,117,000 unsecured promissory note.

         HANCOCK COUNTY LANDFILL MANAGEMENT CONTRACT. In June 1995, the Company entered into a landfill management contract with the Hancock County, Mississippi Solid Waste District ("District") pursuant to which the Company will manage and operate the District's existing construction and demolition landfill and will construct and manage a new municipal solid waste landfill for 20 years, subject to approval by the State of Mississippi and certain other conditions being satisfied. During 1997, the Company received a one-year extension on the management contract for the District's construction and demolition landfill and a five-year management contract to manage a new construction and demolition landfill which is scheduled to open February 1998. At December 31, 1997, the District is continuing to pursue the necessary regulatory approvals and other conditions for the municipal solid waste landfill. However, there can be no assurances given that such regulatory approvals or other conditions will be satisfied. The landfills are located near Waveland, Mississippi. During the term of the contract, the Company is required to receive, process, dispose of and otherwise handle non-industrial solid waste. The District, Hancock County and its residents will be able to deliver waste to the construction and demolition landfill without charge. The Company assumed all closure and post-closure responsibilities associated with the landfill. The Company will pay a royalty to the District of between 5% and 7% of gross municipal solid waste landfill revenue, depending upon the location where the waste is generated. The Company has guaranteed a minimum royalty of $10,000 per month beginning the earlier of two years after the commencement of the contract or the month after minimum specified volume targets have been achieved. In addition, the Company also will pay a royalty equal to 5% of gross municipal solid waste landfill revenue to a company affiliated with the landfills.

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

         The incremental cost of businesses and management contracts acquired during the year ended August 31, 1995 and the years ended December 31, 1996 and 1997 (no acquisitions were completed during the four months ended December 31, 1995), including internal costs that have been expensed is summarized as follows (in thousands):

                                                       YEAR ENDED              YEAR ENDED DECEMBER 31,
                                                       AUGUST 31,       -----------------------------------
                                                          1995               1996                1997
                                                     ----------------   ----------------    ---------------
Common stock and warrants issued..................   $         1,064    $           325     $        1,477
Cash paid.........................................             1,975                 50             17,293
Debt issued.......................................             1,117              1,467                325
Debt forgiveness..................................               ---                ---                478
Liabilities assumed...............................             1,161                522              8,713
                                                     ================   ================    ===============
Incremental cost of businesses acquired...........   $         5,317    $         2,364     $       28,286
                                                     ================   ================    ===============

         The cash paid in 1997 includes $1.0 million of non-refundable down payments made for the acquisition of the Sanifill Assets which were paid in December 1996. Revenue attributable to the facilities and management contracts acquired during each year was approximately $1.7 million, $2.2 million and $16.6 million for the years ended August 31, 1995, December 31, 1996 and 1997, respectively.

SALE OF ASSETS

         SALE OF SABINE COMMERCIAL COLLECTION OPERATIONS. In April 1996, the Company sold its commercial collection operations in Sabine Parish for $909,000, consisting of cash, the retirement of certain liabilities and a promissory note for $437,000. The promissory note bore interest at 8% per annum. The Company recognized a gain of $437,000 during the year ended December 31, 1996 for this sale.

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

4.       PROPERTY AND EQUIPMENT

         The major categories of property and equipment are as follows (in thousands):
                                                  DECEMBER 31,
                                     ----------------------------------------
                                           1996                  1997
                                     ------------------   -------------------
Landfill and transfer facilities....  $       20,485        $       26,812
Vehicles and equipment..............           8,091                19,087
Land and buildings..................           1,551                 2,681
Furniture and fixtures..............             484                   819
                                     ------------------   -------------------
                                              30,611                49,399
Less: accumulated depreciation......          (3,559)               (6,324)
                                     ==================   ===================
                                      $       27,052        $       43,075
                                     ==================   ===================

5.       ASSETS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

         On September 30, 1996, the Company entered into two agreements to transfer the stock of its oil recovery and disposal subsidiaries, Controlled Recovery, Inc. ("CRI") and Inland Products, Inc. ("Inland"), to two separate parties, respectively. Under the terms of the agreements, the Company will receive as consideration an amount equal to: (i) 47.5% and 48.5% of CRI's and Inland's respective cash flow up to $150,000 per calendar quarter, plus (ii) 38.4% and 39.2% of their respective cash flow in excess of $150,000 per calendar quarter. These payments will continue for the life of the business. Cash flow for purposes of the calculation is subject to certain adjustments as specified in the terms of the respective agreements. Additionally, under the terms of the agreements, the Company has no future cash obligation to fund the operations of the businesses. At December 31, 1997, the Company is the guarantor of Inland term debt (estimated to be approximately $310,000).

         In connection with these transactions, the Company relinquished its management and legal control over the oil recovery and disposal operations. The consolidated financial statements, therefore present, the oil recovery and disposal operations as an equity investment. Certain prior period amounts have been reclassified to conform to the current presentation.

         CRI and Inland derive substantially all of their revenue from the processing and recovery of crude oil sludge and the disposal of non-hazardous oilfield waste in Hobbs, New Mexico and Kilgore, Texas. The Company transferred management and legal control of these businesses in order to address on-going operational difficulties and because such businesses are not strategically aligned with the Company's core landfill and collection operations. Market conditions and projections of the future relationship between the revenues and costs of the operations indicated that the Company would not recover the carrying value of its investment in CRI and Inland through undiscounted future cash flows of the businesses. Accordingly, the Company recognized an impairment loss of approximately $6.5 million which is included in loss from oil recovery and disposal operations in the accompanying consolidated statement of operations for the year ended December 31, 1996.

6.       SHORT-TERM BORROWINGS

         In August 1996, the Company borrowed $1,500,000 from an investment partnership (the "Investment Partnership") under the terms of a promissory note (the "August Note"). The August Note was exchanged, in January 1997, for a 12% convertible promissory note which was repaid during 1997. In connection with the issuance of the August Note, the Company issued to the Investment Partnership warrants to purchase 275,000 shares of common stock at an exercise price of $2.16 per share (the "August Warrants"). The August Warrants expire in August 1999. The borrowings and the August Warrants were recorded based on their relative fair values at date of issuance.

         In December 1996, the Company borrowed $700,000 from the Investment Partnership ("December Note") to fund the initial deposit required by the definitive agreement to purchase the Sanifill Assets executed in December 1996. The December Note bore interest at 12%, was to mature on the earlier of the next debt or equity offering or August 1997 and was convertible into shares of common stock at $1.00 per share. The December Note was repaid in January 1997. In connection with the issuance of the December Note, the Company issued warrants to purchase 300,000 shares of common stock at $.75 per share (the "December Warrants"), repriced the August Warrants from $2.16 per share to $1.00 per share and extended the maturity of the August Note. Upon the closing of the Private Placement of the Company's common stock in January 1997, the August Warrants and the December Warrants were repriced to $.60 per share of common stock. The December Warrants expire in December 2001.

7.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):
                                                                DECEMBER 31,
                                                            -------------------
                                                              1996       1997
                                                            --------   --------
Term loan,  net of unamortized discount of $190 ..........  $   --     $  8,810

Bank loan,  net of unamortized discount of $306 ..........      --        4,694

Solid Waste Revenue Bonds, net of unamortized
  discount of $728 and $971, respectively,
  principal payable in varying annual installments,
  maturing in 2001-2017, interest ranging from
  7.75% to 12.00% ........................................    15,653     23,549

Nonrecourse Certificates of Participation net of
  unamortized discount of $457 and $425, respectively,
  bearing interest at 7.6% payable semi-annually, with
  annual principal payments through 2013 .................    14,783     14,375

10% Convertible Subordinated Debentures, net of
  unamortized discount of $1,087 and $978, respectively,
  interest payable semi-annually through July 2003 .......     4,921      5,030

Notes payable to previous owners of businesses acquired,
  interest at 8% payable in various monthly installments
  through September 2017 .................................     1,001      1,046

Notes payable to banks and financial institutions,
  interest ranging from 6% to 14%, payable monthly
  through February 2004, secured by certain equipment
  and real property ......................................     2,787      5,117
                                                            --------   --------
                                                              39,145     62,621
Less: current portion ....................................    (1,731)    (3,962)
                                                            --------   --------
                                                            $ 37,414   $ 58,659
                                                            ========   ========

       BANK FACILITY AND TERM LOAN. In January 1997, the Company borrowed $8.5 million under the terms of a bank facility (the "Bank Facility"). The proceeds were used to fund the initial purchase price of the Sanifill Assets and refinance certain related indebtedness. The Bank Facility was composed of a $7.5 million promissory note and a $1 million revolving line of credit. The Bank Facility was secured by a security interest in certain assets of the Company, including the Sanifill Assets and guaranteed by the Company, the Company's chief executive officer (the "Chief Executive Officer") and an individual member of the board of directors (the "Board Member"). As consideration for the Board Member's guarantee and services provided in connection with the acquisition of the Sanifill Assets, the Company issued the Board Member warrants, having a term of five years, to purchase a total of three million shares of the Company's common stock. The exercise price of such warrants with respect to two million shares is $1.00 per share, and the exercise price respect to the remaining one million shares is $1.25 per share. The exercise prices are subject to certain anti-dilution provisions. The warrants are recorded at their respective fair market values.

         Effective June 30, 1997, the $8.5 million of borrowings under the Bank Facility were refinanced with a $8.5 million term loan. Additionally, the Company issued a $500,000 term loan, (collectively, the "Term Loan") the proceeds of which will be used primarily for the expansion of the North County Landfill. The Term Loan bears interest at prime plus 1.5% (10.0% at December 31, 1997) and matures June 30, 1999. Interest is payable monthly with monthly principal payments beginning January 1998, based on a seven year amortization schedule. The Term Loan is secured by the assignment of the security interest and guarantees, as modified, of the Bank Facility and are subject to certain financial and other covenants.

        BANK LOAN. In August 1997, the Company borrowed $5.0 million under the terms of a bank loan (the "Bank Loan"). The proceeds were used to fund the purchase of the Waste Management Assets, the Omega One Assets, the acquisition of Boudin and working capital. The Bank Loan requires monthly interest payments at prime plus 1.0% (9.5% at December 31, 1997) and quarterly principal payments of $250,000. The Bank Loan, which matures September 30, 2000, is subject to certain customary financial and other covenants. The Bank Loan is secured by a security interest in certain assets of the Company, including the assets acquired, and guaranteed by the Chief Executive Officer and the Board Member. As consideration for the Board Member's guarantee, the Company issued the Board Member warrants, having a term of seven years, to purchase 1.5 million shares of the Company's common stock at an exercise price of $1.625, subject to certain anti-dilution provisions. The warrants are recorded at their respective fair market values.

         SOLID WASTE RECOVERY BONDS. The Company has completed several issues of tax-exempt and taxable solid waste revenue bonds (the "Bonds") with maturities ranging up to 20 years. The Bonds are subject to monthly sinking fund requirements and the proceeds of the Bonds are restricted to fund certain developmental projects. The Bonds are secured by the revenues from the developmental projects and certain assets of the Company related to the projects. At December 31, 1996 and 1997 the balance of the Bonds were $16.4 million and $24.5 million before unamortized discounts of $728,000 and $971,000.

         NONRECOURSE CERTIFICATES OF PARTICIPATION. During March 1994, a newly created subsidiary of the Company completed the issuance of two series of Certificates of Participation ("Certificates") totaling $15,675,000. The Certificates were issued at a discount of $543,000. The proceeds from the Certificates are being used to upgrade and expand the Company managed Chastang Landfill near Mobile, Alabama. Proceeds from the offering are held by a trustee bank in restricted accounts and are disbursed to the Company upon presentation of invoices related to construction and expansion activities. A portion of the funds is also held in debt service and interest reserve accounts. The debt is secured solely by a pledge of revenue derived from the landfill's operations and is without recourse to the Company.

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

         In February 1995, the Company made an offer to all holders of its Debentures to reduce the conversion price of the original terms. Pursuant to the exchange offer 3,894,699 shares of common stock were exchanged for $8,269,000 principal face amount of its issued and outstanding Debentures, and 950,935 shares of common stock were issued in payment of $520,000 of accrued interest thereon through March 15, 1995. On the date of the exchange offer, the fair value of the common stock exchanged for the Debentures exceeded the fair value of common stock issuable under the original conversion terms by $1,644,000, which was recognized as a non-cash expense on the date of the exchange offer.

         In August 1995 and December 1996, in separate privately negotiated transactions, the Company exchanged 564,729 and 202,500 shares of common stock for $1,199,000 and $450,000 principal face amount of its issued and outstanding Debentures and 5,667 and 13,500 shares of common stock respectively, were issued in payment of the accrued interest thereon.

         Accrued interest for the Company's total indebtedness was $899,000 and $1,047,309 at December 31, 1996, and December 31, 1997, respectively.

         Future maturities of long-term debt as of December 31, 1997, were as follows (in thousands):

   YEARS ENDING
   DECEMBER 31,
   ------------
       1998                      $    3,962
       1999                          14,144
       2000                           4,856
       2001                           1,640
       2002                           1,770
    Thereafter                       36,249
                                 ----------
                                 $   62,621
                                 ==========
8.       INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return. The Company's provision for income taxes is determined by applying the Company's effective income tax rate to pre-tax financial reporting income, adjusted for permanent book-tax differences. The Company's provision for income taxes for the periods reported consist of the following (in thousands):

                                                          FOUR MONTHS
                                          YEAR ENDED         ENDED
                                          AUGUST 31,     DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                          ------------   -------------    ------------------------------
                                             1995            1995              1996            1997
                                          ------------   -------------    -------------   --------------
  Current................................ $     (508)    $         46     $         50    $         100
  Deferred...............................         ---             ---              ---               16
                                          ------------   -------------    -------------   --------------
  Income tax provision (benefit)......... $     (508)    $         46     $         50    $         116
                                          ============   =============    =============   ==============

         At December 31, 1996 and 1997, the individually significant components which comprise the Company's deferred tax assets and liabilities are as follows (in thousands):
                                                                DECEMBER 31,
                                                            -------------------
                                                             1996         1997
                                                            -------     -------
Deferred tax assets
Net operating loss carryforward ........................    $ 4,896     $ 7,575
Other ..................................................      2,348       1,199
Valuation allowance ....................................     (5,302)     (6,459)
                                                            -------     -------
                                                              1,942       2,315
                                                            -------     -------

Deferred tax liabilities
Excess of book basis over tax basis of property ........        985       1,262
Other ..................................................        957       1,053
                                                            -------     -------
                                                              1,942       2,315
                                                            -------     -------
Net deferred tax liability .............................    $  --       $  --
                                                            =======     =======

         At December 31, 1997, the Company had a net operating loss carryforward
(NOL) of approximately $19.4 million which will expire if not utilized beginning in 2001. The amount of the NOL which can be utilized to offset taxable income in any individual year is limited. The deferred tax asset attributable primarily to the NOL has been reduced by a valuation allowance due to uncertainties surrounding the NOL's realization. The NOL will reduce taxable income when realized unless the valuation allowance is reduced at an earlier date upon resolution of the uncertainties.

         The table below reconciles the Company's statutory income tax provision (benefit) to its effective income tax provision (in thousands):

                                                                      FOUR MONTHS
                                                      YEAR ENDED         ENDED
                                                      AUGUST 31,      DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                                     --------------   ------------   -------------------------------
                                                         1995             1995            1996             1997
                                                     --------------   ------------   -------------   ---------------
Statutory federal tax provision (benefit)........    $    (2,532)     $     (164)    $    (2,335)     $         485
State income taxes...............................           (146)              23             53                128
Adjustment of valuation allowance................            674              137            470              (684)
Non-deductible expenses..........................            862               14             38                 27

Non-deductible loss on disposition of subsidiary.            ---              ---          1,700                ---
Amortization of costs in excess of fair value
    of assets acquired...........................             42               16             36                 38
Other............................................            592               20             88                122
                                                     --------------   ------------   -------------    --------------
Effective tax provision (benefit)................    $      (508)     $        46    $        50      $         116
                                                     ==============   ============   =============    ==============

9.       STOCKHOLDERS' EQUITY

         COMMON STOCK. The number of authorized shares of the Company's Common Stock is 100,000,000.

         PRIVATE PLACEMENT. In the Private Placement on January 31, 1998, the Company issued 11,250,000 shares of common stock (the "Shares") at a price of $.60 per share including the exercise of the placement agent's over-allotment for total proceeds to the Company, net of placement agent's commission and related expenses, of $6.1 million. As required by the terms of the Private Placement, the Company filed a registration statement covering the resale of the Shares under the Securities Act of 1933 with the Securities and Exchange Commission, which became effective June 20, 1997. The Company is obligated to register the Shares in such states as the holders may select. Additionally, the Company issued warrants to purchase 1,125,000 shares of the Company's stock at $.66 per share, subject to certain anti-dilution provisions, to the placement agent.

         STOCK OPTION PLAN. The stock option plan, as amended ("Stock Option Plan"), authorizes the grant of options to purchase a maximum of 4,500,000 shares of common stock to officers, directors and key employees. The plan provides for the issuance of stock-based incentive awards, including deferred stock, restricted stock, and stock appreciation rights. The exercise price of options granted under the plan may not be less than the fair market value of the Common Stock on the date of grant. The vesting period of each grant is determined by the Board of Directors. The term of each option shall not be more than ten years.

         1997 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN. On June 25, 1997, the Company's stockholders approved the 1997 Non-Employee Director Stock Option Plan (the "1997 Directors' Plan"), which was made effective as of February 25, 1997. The 1997 Directors' Plan is expressly and exclusively for the benefit of non-employee directors in order to (i) provide additional incentive for securing and retaining qualified non-employee persons to serve on the Board of Directors of the Company and (ii) enhance the future growth of the Company by furthering the non-employee directors' identification with the interests of the Company and its stockholders. The 1997 Directors' Plan authorized the grant of options to purchase up to 900,000 shares of common stock. The options are subject to a four year vesting schedule and expire 10 years from the date of grant. All 900,000 of the authorized options were granted, effective February 25, 1997, to the non-employee directors at an exercise price of $1.22 (fair market value on grant date), subject to certain anti-dilution provisions.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) which is effective for fiscal years beginning after December 15, 1994. As permitted by SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated statement of operations. Had compensation cost been recognized based on the fair value at the grant dates for awards made during the four months ended December 31, 1995 and the years ended December 31, 1996 and 1997, net income (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               FOUR MONTHS
                                                  ENDED              YEAR ENDED DECEMBER 31,
                                               DECEMBER 31,     --------------------------------
                                                   1995              1996              1997
                                               -------------    -------------     --------------
Net income (loss)
    As reported..........................      $      (528)     $    (6,917)      $       1,310
    Pro forma............................             (541)          (7,210)                821

Diluted earnings (loss) per common and
  common equivalent share
    As reported..........................      $      (.02)     $      (.23)      $         .03
    Pro forma............................             (.02)            (.24)                .02

         The fair value of grants made during the four months ended December 31, 1995 and the years ended December 31, 1996 and 1997 were estimated on the date of grant using an option pricing model as described in SFAS 123. The significant weighted-average assumptions used in the model are as follows:

                                             FOUR MONTHS
                                                ENDED             YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,      -----------------------------
                                                 1995              1996            1997
                                            --------------     ------------   --------------
Risk-free interest rate                         5.73%             5.80%           6.13%
Volatility                                     124.03%           99.54%          90.71%
Expected lives                                 6 years           6 years         6 years
Dividend yield                                  None              None            None

         Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Stock Option Plan and the 1997 Directors' Plan for the year ended August 31, 1995, the four months ended December 31, 1995, and the years ended December 31, 1996 and 1997 is as follows:

                                      YEAR ENDED         FOUR MONTHS ENDED        YEAR ENDED            YEAR ENDED
                                    AUGUST 31, 1995      DECEMBER 31, 1995     DECEMBER 31, 1996    DECEMBER 31, 1997
                                  --------------------  --------------------  --------------------  -------------------
                                             Wtd.                 Wtd.                  Wtd.                  Wtd.
                                             Avg.                 Avg.                  Avg.                  Avg.
                                  Shares     Exercise   Shares    Exercise    Shares    Exercise    Shares    Exercise
                                  (000's)    Price      (000's)   Price       (000's)   Price       (000's)   Price
                                  ---------  ---------  --------- ----------  --------- ----------  --------  ---------
Outstanding at beginning  of
  period........................     1,413   $   2.87      2,212  $    1.48      2,563   $   1.48     2,168 $     1.72
    Granted.....................     1,320        .62        752       1.31        905       1.60     1,886       1.28
    Exercised...................        26        .71          2        .56        496        .63        54        .56
    Forfeited...................       495       2.68        399       1.15        804       1.52       395       2.08
                                  ---------             ---------             ---------             --------
Outstanding at end of period         2,212       1.48      2,563       1.48      2,168       1.72     3,605       1.47
                                  =========             =========             =========             ========
Exercisable at end of period..       1,156       2.07      1,330       1.73      1,090       2.06     1,402       1.73
Available for grant.............     1,055                   702                 1,601                1,010
Weighted-average fair value of
  options granted...............                                   $   1.29              $   1.29           $     1.00

         The stock options outstanding at December 31, 1997 were as follows:

                                                Options Outstanding                       Options Exercisable
                                    ---------------------------------------------    ------------------------------
                                                      Wtd. Avg.
                                                      Remaining                         No. of
                                                       Contract       Wtd. Avg.      Shares Under       Wtd. Avg.
                                                       life in        Exercise        Exercisable       Exercise
     RANGE OF EXERCISE PRICES          Shares           Years           Price           Options           Price
                                    --------------   -------------   ------------    --------------    ------------
        $ .56......................       307,500        7.15         $      .56           239,750     $       .56
        $1.19 - $1.25..............     1,267,000        9.20               1.22               ---             ---
        $1.28 - $1.56..............     1,525,000        8.74               1.43           687,375            1.43
        $2.06 - $2.50..............       336,250        6.36               2.14           306,250            2.11
        $3.60 - $4.38..............       150,583        4.28               3.69           150,583            3.69
        $5.00 - $6.25..............        18,333        4.91               5.68            18,333            5.68
                                    ==============                                   ==============
                                        3,604,666                                        1,402,291
                                    ==============                                   ==============

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

         The Company received a bank loan in the amount of $500,000 (the "Participation Plan Bank Loan") to acquire 833,334 shares of common stock from the Company at $.60 per share pursuant to the Participation Plan. The Participation Plan Bank Loan bears interest at 9% per annum to be repaid based upon a five-year amortization schedule. The Participation Plan Bank Loan is secured by the shares of the Company's common stock granted pursuant to the Participation Plan and is guaranteed personally by the Chairman of the Board of the Company.

         The Company's chief financial officer resigned effective May 1, 1997. The Committee gave the former chief financial officer the option to purchase his 156,250 unvested restricted shares of common stock issued under the Participation Plan for $.60 per share. The former chief financial officer exercised his option in August 1997 and the proceeds were used to retire a portion of the Participation Plan Bank Loan.

         WARRANTS. In connection with various transactions and agreements entered into by the Company, the Company has issued warrants to purchase 10,035,000 shares of common stock to non-employees. Warrants have expiration dates through December 2004. The warrants were recorded based on the more determinable of the fair value of the consideration received or the fair value of the warrant at the date of issuance. The following table summarizes transactions involving common stock warrants issued to non-employees for 1996 and 1997 (in thousands, except per share data):
                                                                WEIGHTED AVERAGE
                                             WARRANTS            EXERCISE PRICE
                                             --------            --------------
Outstanding at January 1, 1996                 6,101               $ 4.43
    Granted                                    2,714                 1.31
    Forfeited                                    844                 4.41
                                            ---------
Outstanding at December 31, 1996               7,971                 3.37
    Granted                                    7,176                 1.22
    Forfeited                                  5,112                 4.04
                                            ---------
Outstanding at December 31, 1997              10,035                 1.49
                                            ==========


         SHARES RESERVED FOR ISSUANCE. Shares reserved for issuance at December 31, 1997 are summarized as follows (in thousands):

                                                                      Shares
                                                                     -------
Warrants..........................................................    10,035
Conversion of Debentures, including purchase option...............     1,403
Stock options.....................................................     4,615
                                                                     =======
                                                                      16,053
                                                                     =======

         REDEEMABLE CONVERTIBLE PREFERRED STOCK. The Company has authorized the issuance of 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. None are currently outstanding.

10.      EARNINGS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share, which utilizes average market price per share when applying the treasury stock method in determining common stock equivalents, adjust the basic earnings per share for all dilutive potential common shares outstanding during the period.

         The following table reconciles the number of common shares outstanding to the weighted average common shares outstanding and the weighted averages common and common equivalent shares outstanding for purposes of calculating basic and diluted earnings per share, respectively (in thousands):

                                                          YEAR          FOUR MONTHS
                                                          ENDED            ENDED             YEAR ENDED DECEMBER 31,
                                                      DECEMBER 31,       AUGUST 31,    --------------------------------
                                                          1995              1995           1996              1997
                                                      -------------   --------------   --------------    --------------
Common shares outstanding, end of year ............        29,337            29,649           30,694            44,216

Effect of shares issued during year using weighted
    average common shares..........................        (8,830)              (69)            (413)           (1,601)
                                                      -------------   --------------   --------------    --------------
Weighted average common shares
     outstanding...................................        20,507            29,580           30,281            42,615

Effect of dilutive securities......................           ---              ---              ---              1,514
                                                      -------------   --------------   --------------    --------------
Weighted average common and common equivalent shares       20,507            29,580           30,281            44,129
                                                      =============   ==============   ==============    ==============

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

         CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs for the disposal facilities it owns or operates. While the precise amount of these future obligations cannot be determined, the Company has estimated for all its existing facilities, that the total costs for final closure and post-closure monitoring for an estimated period of up to 30 years after closure for cells currently being utilized will approximate $8.0 million. At December 31, 1997, the Company had accrued approximately $4.4 million for such estimated costs. The Company will continue to provide accruals based on engineering estimates, as the available airspace is utilized. The estimate of the total future liability is subject to change as it is based on current economic conditions, operational results, existing regulations and a combination of internal and external engineering specifications which may not yet have been approved by the appropriate regulatory authorities.

         FINANCIAL ASSURANCE OBLIGATIONS. From time to time the Company may be required to provide performance bonds or bank letters of credit to secure performance of landfill management and hauling contracts or to secure its closure and post-closure obligations with respect to its landfills. At December 31, 1997, the Company has provided performance bonds totaling $10.4 million and letters of credit totaling approximately $200,000 to secure its obligations. The Company has arranged a $20 million performance bond line of credit, subject to a review of each contract bonded and certain other conditions. In certain cases, the Company will be required to provide cash deposits.

         MAJOR CUSTOMERS. The Company has one customer which accounted for 13% of consolidated revenue for the year ended December 31, 1997. The Company had two customers which accounted for 23% and 14% of consolidated revenue for the year ended December 31, 1996. These revenues represent an accumulation of revenues generated from geographically disperse affiliates and subsidiaries of the customer at various Company facilities.

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

         EMPLOYMENT AGREEMENTS. As of December 31, 1997, the Company's commitments under employment agreements are $300,000 and $140,000 for the years ended December 31, 1998 and 1999, respectively.

12.      RELATED PARTY TRANSACTIONS

         The Company and a corporation of which the Chairman of the Company's Board of Directors (the "Chairman") is a principal, are parties to a consulting agreement (as amended), which commenced on April 2, 1992. The consulting agreement may be terminated by either party upon 60 days written notice. Pursuant to such consulting agreement, the Company pays the corporation $25,000 per month. The compensation arrangement is reviewable annually. Approximately, $300,000, $100,000, $240,000 and $300,000 were earned pursuant to this agreement during the year ended August 31, 1995, the four months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.

         In November 1995, the Company's Board of Directors granted the Chairman 250,000 stock options at $1.31 per share (the market price at the date of grant), subject to the Company achieving certain income targets for the twelve month period ended August 31, 1996. As the Company did not achieve the specified income targets, these options were canceled.

         DEVELOPMENT SERVICES AGREEMENT. In March 1996, the Company entered into a Development Services Agreement, with E.C. Development, L.P. ("ECD"), a company controlled by a director of the Company, whereby ECD would provide the Company with certain development services related to locating landfill facilities. In consideration for these services, ECD received warrants to purchase 2 million shares of common stock at $1.50 per share. The warrants were to vest fully on March 1, 2001 as long as ECD was providing services to the Company on that date, however the vesting would accelerate one warrant for every one dollar of direct costs incurred by ECD in performing services under the agreement. ECD was also entitled to additional compensation upon the closing of each transaction related to landfill facilities identified for the Company by ECD. The Company and ECD, in a letter dated January 24, 1997, mutually agreed to the termination of the Development Services Agreement. In consideration for services rendered pursuant to this agreement, ECD received warrants to purchase approximately 417,000 shares of common stock at $1.50 per share.

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

         CONSULTING AGREEMENT. In August 1995, Lowell L. Harrelson entered into a consulting agreement with the Company to provide solid waste acquisition and development opportunities to the Company, and contemporaneously resigned as an officer and director of the Company. In December 1995, the Company filed a lawsuit against Mr. Harrelson for, among other things, failing to fully and faithfully execute his duties as an officer and director of the Company and discontinued making consulting payments. Mr. Harrelson filed counterclaims against the Company for breach of contract and fraud claiming unspecified damages. In February 1996, a settlement was reached between the Company and Mr. Harrelson whereby both parties released all claims and the consulting agreement was deemed terminated effective November 30, 1995. Under the terms of the agreement, the Company received $275,000. Additionally, all of Mr. Harrelson's vested options were exercised and all outstanding warrants were exercised and unvested stock options were canceled.

         In April 1994, the Company entered into a one-year consulting agreement with a director of the Company to provide business development opportunities to the Company. The director was paid an annual consulting fee of $120,000 in common stock. The agreement expired September 1, 1995 and no further fees are to be paid.

         The Company leased its corporate office space from an entity in which the Chairman is substantial owner. The terms of the lease agreement provided for annual lease payments of $95,000 per year through April 1997. The lease was not renewed as the Company moved its corporate office to a facility acquired in the purchase of certain assets from Sanifill, Inc.

         The Company incurred $1,156,000 in construction services provided by McGinnes Brothers, Inc., an affiliated company, during the year ended August 31, 1995.

         In March 1995, the Company completed a private placement of 5,000,000 shares of common stock in which 1,800,000 shares of common stock were sold to certain directors and officers of the Company for total consideration of $900,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to each of the Company's directors:

                                    PART III
DIRECTORS

             NAME                AGE               POSITION WITH THE COMPANY               DIRECTOR SINCE
------------------------------- ------- ------------------------------------------------- ------------------
                                             Chairman of the Board of Directors and
Tom J. Fatjo, Jr.               57                  Chief Executive Officer                     1991
Jerome M. Kruszka               49      President, Chief Operating Officer and Director         1997
Ed L. Romero                    64                          Director                            1991
Preston Moore, Jr.              66                          Director                            1993
Ben F. Barnes                   59                          Director                            1994
William B. Blount               44                          Director                            1994
John B. Singleton, Jr.          79                          Director                            1995
Robert K. Moses, Jr.            57                          Director                            1997
George Ball                     59                          Director                            1997
Philip J. Burguieres            55                          Director                            1997
Richard E. Bean                 54                          Director                            1997

         TOM J. FATJO, JR. has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1992 and served as President from April 1994 to January 1996. He was the founder and served as Chairman of the Board and Chief Executive Officer of Republic Waste Industries, Inc., a publicly-held company in the waste management business, from January 1990 to August 1991. Mr. Fatjo has over 20 years experience in the solid waste industry. He founded Browning-Ferris Industries, Inc. ("BFI"), one of the nation's largest solid waste companies, in 1966, and served as the Co-Chief Executive Officer responsible for BFI's mergers and acquisitions and corporate development activities. He left BFI in 1976 and thereafter founded, or was a member of the organizing group of investors for a number of businesses, including Fannin Bank, Mortgage Banque, Criterion Group, The Houstonian, Houston Partners, LivingWell, Inc. and First Financial Alliance ("FFA"). Mr. Fatjo currently serves as Vice Chairman of the Board of Directors of Commodore Applied Technologies, Inc. ("Commodore"). Mr. Fatjo received a Bachelor of Science degree from Rice University. Mr. Fatjo is the father of Tom J. Fatjo, III, Vice President-Treasurer of the Company.

         JEROME M. KRUSZKA was elected Chief Operating Officer on November 1, 1996 and President on December 26, 1996 and has served as a director since June 1997. Mr. Kruszka began his career with Waste Management, Inc. in 1971. Between 1971 and 1996, Mr. Kruszka held several positions at Waste Management, Inc. and its affiliates, including District Landfill Manager and Mid-West Region District Manager. In 1994, Mr. Kruszka was named Division President and General Manager for Waste Management of Alameda County after which thirteen divisions involved in solid waste collection and transfer, recycling and landfill operations reported to him.

         ED L. ROMERO served as a director of the Company from November 1991 to April 1992 and was reappointed as a director in December 1992. From 1977 to 1996, Mr. Romero was the owner and Chief Executive Officer of Advanced Sciences, Inc., a technical services firm that provides various services, including waste management and environmental engineering services, to national and international clients. In 1996, ASI was acquired by Commodore. Mr. Romero currently serves on the Board of Directors of Commodore. From 1974 to 1977, Mr. Romero served as President of a consulting firm specializing in marketing, public relations and organizational development. He is the owner of the Professional Developers, a New Mexico-based real estate and development company.

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

         BEN F. BARNES has served as a director of the Company since April 1994. For the last eight years, he has been an independent consultant providing business advisory and lobbying services to a wide range of businesses and governmental units. Mr. Barnes served as Chairman of the People's Community Clinic Capital Campaign. He is a member of the Governor's Leadership Council, Friends of the Governor's Central Texas Citizens Education Project, Laguna Gloria Museum Foundation, Producers Circle for KLRU Public Radio Station and the Chancellor's Council and the Longhorn Foundation at the University of Texas. Mr. Barnes received a Bachelor of Arts degree from the University of Texas at Austin. Mr. Barnes served as Lieutenant Governor of the State of Texas and Speaker of the House of Representatives of the State of Texas. Mr. Barnes was recognized as distinguished alumni of the University of Texas in 1995.

         WILLIAM B. BLOUNT has served as a director of the Company since April 1994. For the last thirteen years, Mr. Blount has been the Chairman of the Board of Blount Parish & Company, Incorporated ("BP&Co"), an investment banking firm principally involved in underwriting municipal and corporate debt issues. Mr. Blount was Chairman of the Alabama Democratic Party from 1991 through 1995. Mr. Blount received a Bachelor of Arts degree in History from the University of Alabama and a Juris Doctor from the University of Alabama School of Law. Mr. Blount is a member of both the Alabama Bar Association and the American Bar Association.

         JOHN V. SINGLETON, JR., Senior United States District Judge, retired, has served as a director of the Company since June 1995. Prior to his retirement in 1992, Judge Singleton served as a U.S. District Judge for the Southern District of Texas after being appointed to the federal bench by President Lyndon
B. Johnson in 1966. In 1978, Judge Singleton became Chief Judge of the Court and served as such until 1988, when he was required by law to relinquish that role. Prior to his appointment to the bench, Judge Singleton worked in the private sector as a partner in several law firms. He has served actively in many areas of both the state and federal bar associations. He was elected by all the judges of the Fifth Judicial Circuit as District Judge Representative to the Judicial Conference of the United States. He has served in many civic positions at the city, state and federal levels. Judge Singleton graduated with a Bachelor of Arts degree and a L.L.B. from the University of Texas in 1952 and is a member of the Texas and Federal Bar Associations, as well as the bar of the United States Supreme Court.

         ROBERT K. MOSES, JR. has served as a director since January 1997. Mr. Moses is a private investor, principally in the oil and gas exploration and oilfield services business in Houston, Texas. He served as Chairman of the Board of Weatherford Enterra, Inc. from May 1989 to December 1992 and since 1992 has served as Chairman of the Executive Committee.

         GEORGE L. BALL has served as a director since January 1997. Mr. Ball currently serves as Chairman of Sander Morris Mundy ("SMM"), an investment banking firm. From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson, Inc. From September 1991 to September 1992, Mr. Ball was a consultant to J. & W. Seligman & Co. Incorporated. In 1982, Mr. Ball was elected President and Chief Executive Officer of Prudential-Bache Securities, Inc. and in 1986 was elected Chairman of the Board serving in such position until his resignation in 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America. Prior to joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is also a director of SpectraCell Laboratories, Inc., Investors Financial Group and Leviathan Gas Pipeline Company, L.P. Mr. Ball is a trustee emeritus of Brown University, a director of the National Symphony Orchestra, a trustee of the Joint Council on Economic Education and a director of the Jefferson Awards. Mr. Ball has also served as a Governor of the American Stock Exchange, the Chicago Board Options Exchange and served on The Executive Committee of the Securities Industries Association.

         PHILIP J. BURGUIERES has served as a director since February 1997. Mr. Burguieres has served as a director of Weatherford Enterra since April 1991 and has served as Chairman of the Board since December of 1992. Mr. Burguieres was Weatherford Enterra's President and Chief Executive Officer from April 1991 until October 1996. From January 1990 to November 1990, he was Chairman of the Board, President and Chief Executive Officer of Panhandle Eastern Corporation. Mr. Burguieres held various positions with Cameron Iron Works, a company engaged in the manufacture of oil field equipment from 1971 through November 1989 including Chairman of the Board, Chief Executive Officer and President and Chief Operating Officer. Mr. Burguieres also serves as a director of McDermott International, Inc., Chase Bank of Texas, N.A., and Denali Incorporated.

         RICHARD E. BEAN has served as a director since February 1997. Since 1976, Mr. Bean has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. Mr. Bean is currently on the Board of Directors of First City Financial Corporation and First City Liquidating Trust.

         All directors hold office until the next annual meeting of the Stockholders of the Company or until their successors have been duly elected and qualified.

         The Company's Bylaws provide that the number of directors on the Board shall be fixed from time-to-time by the Board of Directors. The Board at its discretion and in accordance with such authority has currently fixed its size at eleven members.

BOARD COMMITTEES

         The Company's Board of Directors has established an Executive Committee, Audit Committee, a Nominating Committee, and a Compensation Committee.

         The Executive Committee is authorized and empowered to take such actions and exercise such powers in the business and affairs of the Company as the Board of Directors may take or exercise except as limited by law or the Certificate of Incorporation of the Company. The current members of the Executive Committee are Messrs. Moses, Ball, Burguieres, Fatjo, and Moore.

         The Audit Committee meet with the Company's auditors and principal financial personnel to review the results of the annual audit. The Audit Committee may also review the scope of the annual audit and other services before such services are undertaken by the Company's auditors, and reviews the adequacy and effectiveness of the Company's internal accounting controls. The current members of the Audit Committee are Messrs. Bean, Blount, Barnes and Romero.

         The Nominating Committee evaluates candidates for the Board of Directors and is responsible for recommending nominees for election to the Board. Tom J. Fatjo, Jr. is currently the sole member of the Nominating Committee. The Nominating Committee considers recommendations for nominees for directorships submitted by stockholders. Recommendations of a person for consideration as nominees for election to the Company's Board of Directors must be made by timely written notice to the Secretary of the Company at 10554 Tanner Road, Houston, Texas 77041, giving each nominee's name, appropriate biographical information and any other information that would be required in a proxy statement. Any such recommendation must be accompanied by a written statement from the person recommended, giving his or her consent to be named as a nominee and, if nominated and elected, to serve as a director. A notice must be delivered to the Secretary not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided however, that in the event the date of the annual meeting is more than thirty days before or more than sixty days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. Such notice to the Secretary must set forth the number of shares that are owned beneficially by the stockholder that is giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made.

         The Compensation Committee administers the Company's 1997 Stock Participation Plan and the 1990 Stock Incentive Plan, as amended, and makes recommendations concerning compensation, including incentive arrangements, for the Company's officers. The current members of the Compensation Committee are Messrs. Moore, Ball, Moses and Singleton. Mr. Fatjo is an advisory member of this committee.

         During the year ended December 31, 1997, the Board of Directors held six meetings, the Executive Committee which was established in February 1997 held eight meetings, the Audit Committee held two meeting, the sole member of the Nominating Committee took action on two occasions and the Compensation Committee held three meetings. Each member of the Board of Directors attended three or more of the meetings of the Board of Directors and committees on which such director served during such fiscal year.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Set forth below is certain information concerning the executive officers of the Company, including the business experience of each during the past five years:

EXECUTIVE OFFICERS           AGE             POSITION WITH THE COMPANY
------------------           ---             -------------------------
Tom J. Fatjo                 57     Chairman of the Board of Directors and Chief Executive Officer
J. David Green               38     Senior Vice President, General Counsel and Secretary
Jerome M. Kruszka            49     President, Chief Operating Officer and Director
Tom J. Fatjo, III            32     Vice President-Treasurer
Michael L. Paxton            33     Vice President and Corporate Controller

Certain biographical information concerning Tom J. Fatjo, Jr. and Jerome M. Kruszka is set forth above under "Directors".

         J. DAVID GREEN was elected Vice President and General Counsel in February 1996. Mr. Green was elected Secretary in June 1996. From 1991 to 1996, Mr. Green was employed by Waste Management, Inc., most recently as a group counsel for the Southwest Group. From 1984 to 1991, Mr. Green was in private practice in Florida, specializing in real estate, corporate transactions, environmental and administrative law. Mr. Green received a Bachelor of Science in Government and Social Studies from Florida State University and a Juris Doctor from the Florida State University College of Law.

         TOM J. FATJO, III was elected Vice President-Treasurer in April 1992. From March 1990 to December 1991, Mr. Fatjo was employed by Republic Waste Industries, Inc. From 1988 to 1990, Mr. Fatjo served as Vice President of First Financial Alliance, Inc. Mr. Fatjo received a Bachelor of Business Administration degree in Finance from the University of Texas in Austin.

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

         The Company's officers are elected annually by and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. See "Employment and Consulting Arrangements" below.

COMPLIANCE WITH SECTION 16 (A)

         Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than ten percent of the Company's common stock, par value $.001 per share (the "Common Stock"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Based on the Company's review of the copies of such reports received by the Company, the Company believes that no director, officer or holder of more than ten percent of the Common Stock failed to file on a timely basis the reports required by Section 16 (a) of the Exchange Act during fiscal 1997, except that George L. Ball, a director, failed to file a Form 3 report and Ben
F. Barnes, a director, and William B. Blount, a director, each failed to file a Form 4 report.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information with respect to the Chief Executive Officer and the other most highly compensated executive officers of the Company as to whom the total annual salary and bonus for the year ended December 31, 1997 exceeded $100,000:

                                                                                   Long-term
                                       Annual Compensation                       Compensation
                         -------------------------------------------------     ------------------
                                                                  Other       Restricted
       Name and                                                  Annual         Stock     Options/    All Other
  Principle Position     Year        Salary         Bonus     Compensation     Awards    Warrants   Compensation
  ------------------     ----        ------         -----     ------------     ------    --------   ------------
Tom F. Fatjo, Jr.        1997     $       ---    $      ---    $       ---     349,271        ---   $   300,000 (1)
  (Chairman of the
  Board                  1996             ---           ---            ---         ---        ---       270,000 (1)
  and Chief Executive
  Officer)               1995             ---           ---            ---         ---        ---       300,000 (1)

J. David Green           1997     $   120,000    $   40,000    $       ---      75,000    125,000   $       ---
  (Senior Vice
  President,             1996         106,846        40,000            ---         ---    100,000           ---
  Secretary and
  General Counsel)

Jerome M. Kruszka        1997     $   140,000    $      ---    $       ---      87,500    150,000   $    95,000 (2)
  (President and
  Chief                  1996          23,333           ---            ---         ---    150,000           ---
  Operating Officer)

(1) Represents consulting payments to FFA, of which Mr. Fatjo is a principal. See "Employment and Consulting Arrangements."

(2) Represents a stock grant pursuant to a letter agreement dated September 26, 1996. See "Employment and Consulting Arrangements."


OPTION/WARRANT GRANTS IN LAST FISCAL YEAR TABLE

     The following table sets forth certain information regarding options and warrants granted to the Named Executive Officers during the year ended December 31, 1997:

                                       % of Total                                  Potential Realizable Value
                                        Options                                    at Assumed Annual Rates of
                                       Granted to                                   Stock Price Appreciation
                                       Employees         Exercise                      for Option Term (1)
                          Options      In Fiscal        Price Per     Expiration   ---------------------------
         Name             Granted         1997            Share          Date           5%           10%
         ----             -------         ----            -----          ----           --           ---
J. David Green           125,000 (2)     15.5%        $    1.44       11/13/2007   $   113,000   $   287,000

Jerome M. Kruszka        150,000 (2)     18.6%        $    1.44       11/13/2007   $   136,000   $   344,000

Tom J. Fatjo, III         70,000 (2)      8.7%        $    1.44       11/13/2007   $    63,000   $   161,000

Michael L. Paxton         70,000 (2)      8.7%        $    1.44       11/13/2007   $    63,000   $   161,000
                          10,000 (3)      1.2%        $    1.22        2/25/2007   $     8,000   $    19,000

(1) The potential realizable value is based on assumed stock price increases from the date of option grant. The actual value realized will depend on the excess of the stock price on the date the option is exercised over the exercise price, and there is no assurance that the actual value realized, if any, will be at or near the value estimated.

(2) The options are subject to vesting requirements upon the earlier of seven years or the Company obtaining certain performance criteria.

(3)      The options are subject to vesting requirements over four years.

AGGREGATE OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

     The following table sets forth certain information regarding the number of unexercised options and warrants and value of unexercised options and warrants outstanding at December 31, 1997 (no options or warrants were exercised by the Named Executive Officers during 1997):

                                        Number of Unexercised                    Value of Unexercised
                                       Options/ Warrants as of                   Options/Warrants at
                                          December 31, 1997                      December 31, 1997(1)
                                  ----------------------------------      -----------------------------------
           Name                     Exercisable     Unexercisable           Exercisable      Unexercisable
----------------------------      ----------------------------------      ----------------- -----------------
Tom J. Fatjo, Jr.                   112,250               ---              $          ---   $          ---

J. David Green                       25,000           200,000              $          750   $       13,813

Jerome M. Kruszka                    37,500           262,500              $        1,125   $       17,250

Tom J. Fatjo, III                    90,000           105,000              $       34,525   $       21,650

Michael L. Paxton                    53,125           111,875              $       21,236   $       20,332

(1) Value determined by subtracting the exercise price from the market value of the common stock on December 31, 1997, which was $1.53 per share based on the closing price on December 31, 1997, multiplied by the options/warrants.

DIRECTOR COMPENSATION

         During 1997, the Company paid an aggregate of $41,050 to the directors as fees. During 1997, Directors who are not employees of or consultants to the Company or any subsidiary received $1,000 for each meeting of the Board of Directors that they attend in person, $500 for each such meeting in which they participate by telephone and $250 for each meeting of any committee of the Board of Directors that they attended in person or by telephone plus reimbursement of out-of-pocket expenses.

         As approved by the stockholders, the Company's 1997 Non-Employee Director Stock Option Plan provides that the Board of Directors is authorized, in its discretion, to grant options to purchase up to 900,000 shares of common stock to any director who is not an officer or employee of the Company or any of its subsidiaries. On February 25, 1997, the Board of Directors granted options with respect to all 900,000 shares to the current members of the Board of Directors who were not then officers or employees of the Company. The options have an exercise price of $1.22 which was equal to the fair market value of the common stock on the date the options were granted. The options vest in equal amounts over four years (25% each year beginning February 25, 1998) and have a term of ten years. All such options vest upon a change of control (as defined therein) and upon certain other events.

         The Company's Amended and Restated 1990 Stock Incentive Plan provides that a director who is not in the regular employment of, or a consultant to, the Company or any of its subsidiaries will automatically be granted a non-qualified stock option to purchase 20,000 shares of common stock as of the date of any annual meeting of stockholders after which such director will continue to serve on the Board of Directors. Such options shall have an exercise price equal to the fair market value of the common stock at the time the option is granted, vest pro rata over four years and have a ten-year term.

EMPLOYMENT AND CONSULTING ARRANGEMENTS

         FIRST FINANCIAL ALLIANCE AND TOM J. FATJO, JR. The Company and FFA, of which Tom J. Fatjo, Jr., Chairman of the Board and Chief Executive Officer of the Company, is a principal, are parties to a consulting agreement, effective as of April 2, 1992, until terminated by either party upon sixty days written notice. Pursuant to such consulting agreement, FFA will seek out, analyze and attempt to negotiate strategic acquisitions for and by the Company. Pursuant to such agreement, FFA has employed the services of Mr. Fatjo. For its services pursuant to this agreement, as amended, the Company pays to FFA a fee equal to $25,000 per month, plus expenses. The compensation arrangement under the consulting agreement is reviewable once per year.

         J. DAVID GREEN. The Company and J. David Green entered into an Employment Agreement effective February 26, 1996 which provides that Mr. Green shall be employed by the Company to serve as legal counsel and in certain other management positions for a three-year term. During the initial three-year term, the agreement may be terminated by the Company (i) upon the executive's death,
(ii) if the executive remains incapacitated for six months or more or (iii) for cause. If the agreement is terminated as a result of an illegal act, the failure of the executive to devote his full time to the Company, the failure of the executive to use his best efforts to advance the welfare of the Company or an intentional act by the executive against the best interest of the Company, the executive's salary ceases as of the date of termination. If the Company terminates Mr. Green's employment for any other reason, the Company will be obligated to continue to pay the salary then being paid to Mr. Green for the full three-year period. This agreement also contains certain noncompete provisions.

         JEROME M. KRUSZKA. The Company and Jerome M. Kruszka entered into a letter agreement dated September 26, 1996 which provides that Mr. Kruszka shall be employed by the Company to serve as Vice President of Operations for a term of three years. He became Chief Operating Officer in November 1996 and was elected President of the Company in December 1996. The letter agreement sets forth the base salary, stock options and bonuses to be received by Mr. Kruszka.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Moore, Ball, Moses and Singleton served on the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1997.

         The Company is a party to a Placement Agent Agreement dated January 23, 1997 with Sanders Morris Mundy ("SMM"), a company of which Mr. Ball is Chairman, whereby SMM acted as a placement agent for the private placement of 11,250,000 shares of the Company's common stock. SMM received a fee of $472,500 and warrants to purchase 1,125,000 shares of the Company's common stock at $.66 per share. Pursuant to the Placement Agent Agreement, SMM had the right to designate one representative to serve on the Board of Directors of the Company and on all committees of the Board of Directors to which the Management Committee (a committee of officers, consisting of Mr. Fatjo, Mr. Green and Mr. Kruszka, which is responsible for the oversight of the day-to-day management of the Company) reports until 85% or more of the common shares of common stock sold pursuant to the private placement have been sold by the initial holders thereof or their permitted assignees. Currently, Mr. Ball is serving on the Board of Directors by designation of SMM.

         The Company is a party to an Agreement with Mr. Fatjo and Mr. Moses pursuant to which Mr. Fatjo and Mr. Moses agreed to jointly and severally guarantee the indebtedness evidenced by an $8.5 million Loan Agreement between the Company and Southwest Bank of Texas, N.A. Pursuant to such Agreement., Mr. Moses received warrants to purchase 1,000,000 shares of the Company's common stock at the exercise price of $1.25 per share and warrants to purchase 2,000,000 shares of the Company's common stock at the exercise price of $1.00. Effective June 30, 1997, this loan was refinanced by BankTEXAS, N.A. with Mr. Fatjo and Mr. Moses continuing to guarantee the indebtedness. In addition, Mr. Moses has the right to designate three directors to serve on the Company's Board of Directors until the indebtedness is repaid or Mr. Moses ceases to be a guarantor of such indebtedness, and two directors until Mr. Moses is no longer the beneficial owner of common stock, warrants or other securities of the Company that constitute on a fully diluted basis 5% or more of the outstanding securities of the Company. Mr. Moses, Mr. Burguieres and Mr. Bean currently serve on the Board of Directors pursuant to this Agreement.

         In August 1997, the Company received a $5.0 million bank loan to finance the acquisition of certain assets and for working capital. The loan is guaranteed by Mr. Fatjo and Mr. Moses. As consideration for the guarantee, Mr. Moses received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants have a term of seven years and an exercise price of $1.625.

         Through April 30, 1997, the Company leased its corporate office space from an entity in which Mr. Fatjo and Mr. Moore, control the beneficial ownership interests. The terms of the lease agreement provided for monthly lease payments of approximately $8,000. The lease was not renewed as the Company moved its corporate office to a facility acquired in the purchase of certain Sanifill, Inc. assets in January 1997.

                             EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors has furnished the following report with respect to executive compensation:

         The Compensation Committee takes into account all factors which it considers relevant in determining the compensation of the Company's executive officers, including business conditions in the Company's industry during the year, the Company's performance during the year in light of such conditions, the market compensation for executives of similar background and experience, the performance of the specific executive officer under consideration and the business area of the Company for which such executive officer is responsible. The structure of the executive's compensation package generally includes both a base salary and incentive forms of compensation, including participation in the Company's cash bonus, stock option and stock participation plans. Under the stock option and stock participation programs, the executive may benefit, along with other stockholders of the Company, from an increase in the market value of the company's common stock. The Compensation Committee believes that stock options provide an additional incentive to executive officers to continue in the service of the Company and gives them a greater interest, as stockholders, in the success of the Company. The compensation program for executive officers for fiscal 1997 consisted of base salary or consulting fees, and in certain cases, the award of stock options and cash bonuses. Effective January 2, 1997, certain executive officers received restricted shares rewarded pursuant to the 1997 Stock Participation Plan (the "Participation Plan"). Under the Participation Plan the Company, in the discretion of the Compensation Committee, issued 833,334 restricted shares of common stock to executive officers and certain key employees of the Company. The restricted shares are subject to certain vesting requirements over a five-year period.

         The Chief Executive Officer does not receive any direct compensation from the Company. The Company and FFA, a company controlled by the Chief Executive Officer, are parties to a consulting agreement pursuant to which the Company pays to FFA monthly cash payments. The Chief Executive Officer has a substantial beneficial stock ownership interest in the Company and benefits realized by the Chief Executive Officer, other than through the consulting agreements, will be principally derived from increases in the value of the Company's common stock. This agreement is primarily described in more detail in "Employment and Consulting Arrangements".

                             COMPENSATION COMMITTEE

                               Preston Moore, Jr.
                                 George L. Ball
                              Robert K. Moses, Jr.
                             John V. Singleton, Jr.

STOCK PRICE PERFORMANCE GRAPH

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return (change in year-end stock price plus reinvested dividends) on the Company's common stock against the cumulative total return of the Nasdaq Market Index and the Media General Financial Services Waste Management Group Index for the period commencing August 31, 1992 and ending December 31, 1997:

                 [LINE GRAPH PLOTTED FROM POINTS IN TABLE BELOW]

                               FISCAL YEAR ENDING

                                         8/31/92    8/31/93    8/31/94    8/31/95    12/31/95   12/31/96  12/31/97
TransAmerican Waste Industries, Inc.      100.00     100.00      35.00      32.50      30.00      21.88     30.63
Industry Index                            100.00      93.08      91.48      79.47      83.30     103.32    150.60
Broad Market                              100.00     130.18     142.24     169.25     169.28     210.35    257.31

         The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Exchange Act except to the extent that the Company specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such Acts.

         There can be no assurance that the Company's stock performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future stock performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on January 31, 1998, 44,216,250 shares of common stock were outstanding. The following table sets forth as of January 31, 1998 certain information with respect to the shares of common stock beneficially owned by (i) each person known by the Company to beneficially own more then five percent of the outstanding common stock, (ii) each director of the common stock,
(iii) each named executive officer and (iv) all directors and current executive officers of the common stock as a group. Except as described below, each of these persons listed in the table has sole voting and investment power with respect to the shares listed:

                                                      AMOUNT OF
NAME AND ADDRESSES OF BENEFICIAL OWNER       NATURE OF BENEFICIAL OWNERSHIP           PERCENT OF CLASS
--------------------------------------       ------------------------------           ----------------
Tom J. Fatjo,Jr.                                    3,856,001(1)                         8.7%
   10554 Tanner Road
   Houston, TX  77041

The Estate of Lawrence P. McGinnes                  2,781,002                            6.3%
   5837 Northdale
   Houston, Texas 77087

Tom J. Fatjo, III                                   2,753,518(2)(3)                      6.2%
   10554 Tanner Road
   Houston, TX  77041

Ben F. Barnes                                       2,936,645(2)(4)                      6.6%
   98 San Jacinto, Suite 200
   Austin, Texas 78701

Robert K. Moses, Jr.                                6,525,000(5)                        13.4%
   P.O. Box 27888
   Houston, Texas 77227

Richard E. Bean                                       225,000(15)                         *
   5643 Lynbrook
   Houston, Texas 77056

William B. Blount                                     963,700(6)                         2.1%
   10 Court Square
   Montgomery, Alabama 36104

Ed L. Romero                                           91,666(7)                          *
   2340 Menaul Boulevard, N.E. #400
   Albuquerque, New Mexico 87107

Preston Moore, Jr.                                    452,500(8)                         1.0%
   10554 Tanner Road
   Houston, TX  77041

John V. Singleton, Jr.                                 46,250(9)                          *
   10554 Tanner Road
   Houston, TX  77041

George L. Ball                                        241,667(10)                         *
   3100 Texas Commerce Tower
   Houston, Texas 77002

J. Philip Burguieres                                  108,333(11)                         *
   711 Louisiana, Suite 3300
   Houston, Texas 77002

Jerome M. Kruszka                                     337,000(12)                         *
   10554 Tanner Road
   Houston, TX  77041

J. David Green                                        125,000(13)                         *
   10554 Tanner Road
   Houston, TX  77041

Michael L. Paxton                                     114,850(14)                         *
   10554 Tanner Road
   Houston, TX  77041

Directors and current executive officers           14,484,170                           28.6%
  as a group (14) persons

* means less then 1% of the total number of shares of common stock outstanding.

(1) Tom J. Fatjo Jr. is a director and executive officer of First Financial Alliance, Inc. ("FFA") and owns approximately 60% of Fatjo & Co. ("Fatjo & Co."), the company that owns all of the shares of FFA. Also, Mr. Fatjo is the sole director and executive officer of First Financial Alliance Partners, Inc. (FFAP); and the sole trustee and beneficiary of the Tom J. Fatjo, Jr. Trusts, which trust owns 20% of the outstanding stock of FFAP. Includes 848,000 shares owned of record by FFA, 2,146,480 shares owned of record by FFAP and 112,250 shares purchasable upon the exercise of outstanding stock options that are exercisable within 60 days after February 11, 1998. The shares owned by FFAP are also included in the shares indicated as owned by Tom J. Fatjo, III and Ben Barnes. Also includes 349,271 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture and 400,000 shares held by 314 Building Partnership, a partnership owned by Mr. Fatjo and Mr. Moore. Does not include any other shares issued pursuant to the Participation Plan. Mr. Fatjo disclaims beneficial ownership of the shares included in the Participation Plan and held by him except for the 349,271 shares included herein as set forth above.

(2) Tom J. Fatjo, III and Ben Barnes are the co-trustees of the trusts created pursuant to Fatjo Family Trust agreements, which trusts owns 80% of the outstanding common stock of FFAP. In their capacity as co-trustees, Tom J. Fatjo, III and Ben Barnes share voting and investment power over the assets of such trusts; both such persons disclaim beneficial ownership of the shares subject to the trusts, except Tom J. Fatjo, III to the extent of his actual beneficial interest in the trusts.

(3) Includes 2,146,480 shares owned of record of FFAP and 100,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998. The shares owned by FFAP are also included in the shares indicated as owned by Ben Barnes and Tom J. Fatjo Jr. Also includes 95,000 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture. Does not include additional options that are not exercisable within 60 days after February 11, 1998. Tom J. Fatjo, III also owns approximately 8% of shares of Fatjo & Co. that owns all of the outstanding stock of FFA.

(4) Includes 2,146,480 shares owned of record of FFAP and 45,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998. The shares owned by FFAP are also included in the shares indicated as owned by Tom J. Fatjo Jr. and Tom J. Fatjo III. Includes 138,500 shares held in the name Entrecorp, a corporation wholly-owned by Mr. Barnes. Includes 417,000 warrants to purchase shares of common stock that were received pursuant to the contract between the Company and ECD. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(5) Includes 4,500,000 shares purchasable upon the exercise of outstanding warrants granted to Mr. Moses that are currently exercisable and 25,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(6) Includes 795,200 shares exercisable upon the exercise of outstanding options and warrants granted to Mr. Blount or a firm affiliated with Mr. Blount that are exercisable within 60 days after February 11, 1998. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(7) Includes 91,666 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(8) Includes 65,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998 and 200,000 held by 314 Building Partnership, a partnership owned by Mr. Moore and Mr. Fatjo (314 Building Partnership owns an aggregate of 400,000 shares of the Company's common stock). Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(9) Includes 46,250 shares purchasable upon the exercise of outstanding options granted to Mr. Singleton and exercisable within 60 days after February 11, 1998. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(10) Includes 25,000 shares of purchasable upon the exercise of outstanding options that are exercisable 60 days after February 11, 1998. In addition, Sanders Morris Mundy Inc. received warrants to purchase 1,125,000 shares of common stock pursuant to its Placement Agent Agreement. Mr. Ball is the Chairman of Sanders Morris Mundy Inc. Mr. Ball disclaims beneficial ownership of such shares.

(11) Includes 25,000 shares purchasable upon the exercise of outstanding options that are exercisable 60 days after February 11, 1998. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(12) Includes 37,500 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998. and 87,500 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(13) Includes 50,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days after February 11, 1998 and 75,000 shares of restricted stock pursuant to the Participation Plan and therefore subject to forfeiture. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(14) Includes 61,000 shares purchasable upon the exercise of outstanding options that are exercisable within 60 days of February 11, 1998 and 41,250 shares of restricted stock received pursuant to the Participation Plan and therefore subject to forfeiture. Does not include additional options that are not exercisable within 60 days after February 11, 1998.

(15) Includes 25,000 shares purchasable upon the exercise of outstanding options that are exercisable 60 days after February 11, 1998. Does not include options that are not exercisable 60 days after February 11, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, Commodore acquired ASI, a company for which Mr. Romero was Chairman of the Board and Chief Executive Officer and Mr. Fatjo served on the Board of Directors. As a result of this transaction, Mr. Fatjo, serves as Vice Chairman of the Board of Directors of Commodore and Mr. Romero serves on the Board of Directors of Commodore.

         In July 1994, the Company entered into a Professional Services Agreement with BP&Co, a company of which Mr. Blount is Chairman of the Board and principal stockholder, whereby BP&Co acted as the Company's exclusive agent to secure and place tax-exempt debt financing required by the Company to finance landfill acquisitions, management contracts and expansion projects. The agreement was terminated in January 1997. Pursuant to this Agreement, in April 1996, BP&Co acted as underwriter of the public offering of solid waste revenue bonds totaling $8,945,000 for which it received underwriting commissions of $447,250 and warrants to purchase 89,450 shares of the Company's common stock at $1.44 per share. The aggregate number of warrants earned by BP&Co during the term of this Agreement was 664,450 warrants to purchase shares of common stock of the Company at various prices ranging from $1.34 to $2.88 per share. During 1997, BP&Co earned an additional 85,750 warrants at prices ranging from $1.31 to $1.50 per share.

         The Company was also a party to a Development Services Agreement, dated march 1, 1996, with E.C. Development, L.P. ("ECD"), a company controlled by Mr. Barnes, whereby ECD provided the Company with certain development services related to locating and analyzing existing solid waste landfill facilities. The agreement was terminated on January 31, 1997. In consideration for services rendered pursuant to this agreement, ECD received warrants to purchase 417,000 shares of common stock at $1.50 per share.

         Certain information regarding similar transactions involving Mr. Ball, Mr. Moses and Mr. Moore is set forth in "Compensation Committee Interlocks and Insider Participation".

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report:
                                                                        PAGE NO.
   Financial Statements.
1. Report of Independent Public Accountants............................   19

   Consolidated Balance Sheets as of December 31, 1996 and 1997........   20

   Consolidated Statements of Operations for the year ended August 31,
         1995 and for the four months ended December 31, 1995 and the years ended
         December 31, 1996 and 1997....................................   21

   Consolidated Statements of Stockholders' Equity for the year ended August 31, 1995, for the four months ended
         December 31, 1995 and the years ended
         December 31, 1996 and 1997....................................   22

   Consolidated Statements of Cash Flows for the year ended
         August 31, 1995 and for the four months
         ended December 31, 1995 and the years ended
         December 31, 1996 and 1997....................................   23

   Notes to Consolidated Financial Statements..........................   24

2. Financial Statement Schedules.......................................  None

3. Exhibits.

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
3.1** Restated Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

3.2** Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated March 23, 1993 (filed as Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended August 31,
         1993).

3.3** Certificate of Elimination of the Registrant, dated October 11, 1993 (filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

3.4** Amended and Restated Bylaws of the Registrant (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-57326)).

4.1** Specimen certificates representing the Class A Warrants, Class B Warrants and Common Stock (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

4.2** Indenture dated July 30, 1993, between the Registrant and American Stock Transfer & Trust Company, for the 10% Convertible Subordinated Debentures due 2003 (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

4.3** Specimen certificate representing the Registrant's 10% Convertible Subordinated Debentures due 2003 (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended August 31,
         1993).

4.4** Specimen certificate representing the Registrant's Units, each Unit consisting of $1,000 principal amount of 10% Convertible Subordinated Debentures due 2003 and 40 shares of Common Stock (filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

4.5** Form of Unit Purchase Option (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-63324)).

4.6** Form of Warrant Agreement (with Warrant Certificate) between the Registrant and American Stock Transfer & Trust Company (filed as
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1993).

4.7** Form of IPO Unit Purchase Option (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

4.8** Form of Warrant Agreement (with Warrant Certificate) between the Registrant and D.H. Blair & Co., Inc. (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

4.9** Form of 1991 Bridge Warrant (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.1** Advisory Agreement with Peter N. Christos (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.2** Amended and Restated 1990 Incentive Stock Plan (filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-57326)).

10.3** Letter Agreement between the Registrant and D.H. Blair & Co., Inc. with respect to finders' fees (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.4** Letter Agreement dated December 1, 1992 between the Registrant and D.H. Blair Investment Banking Corp. with respect to finders' fees and other matters (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

10.5** Consulting Agreement between the Registrant and First Financial Alliance, Inc. (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.6** Agreement and Plan of Reorganization, dated April 2, 1992, by and among the Registrant, G.C. Environmental, Inc. ("GCE") and the shareholders of GCE (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K, dated April 2, 1992, filed with the Commission on April 17, 1992).

10.7** First Amended and Restated Agreement and Plan of Reorganization, dated April 2, 1992, by and among GCE, McGinnes Industrial Maintenance Corporation ("McGinnes") and the stockholders of McGinnes (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.8** Registration Rights Agreement, dated April 2, 1992, by and among the Registrant and Lawrence P. McGinnes and Billie Doris McGinnes Gladfelter (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.9** Consulting Agreement, dated April 2, 1992, between the Registrant and Lawrence P. McGinnes (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.10** Agreement and Plan of Merger, dated effective as of September 1, 1992, between the Registrant, GCE, M.A. Oliver Contractors, Inc., McGinnes Bros., Inc. and Oliver Acquisition, Inc. (filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.11** Services Agreement, dated effective as of September 1, 1992, between the Registrant and Oliver Acquisition, Inc. (filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.12** Registration Rights Agreement, dated as of October 29, 1992, by and between the Registrant and Michael W. Windsor (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.13** Registration Rights Agreement, dated as of December 22, 1992, by and among the Registrant and Hobbs Rental, Inc. (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1992).

10.14** Registration Rights Agreement, dated as of December 22, 1992, by and among the Registrant and KRM, Inc. (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1992).

10.15** Registration Rights Agreement, dated as of December 22, 1992, by and among the Registrant and S.M. Rice (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1992).

10.16** Asset Purchase Agreement, dated as of January 8, 1993, by and among the Registrant, TransAmerican Waste Industries of Ohio, Inc., Crossridge, Inc. and Joseph Scugoza (filed as Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.17** First Amendment to Asset Purchase Agreement, dated January 8, 1993, by and among the Registrant, TransAmerican Waste Industries of Ohio, Inc., Crossridge, Inc. and Joseph Scugoza (filed as Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (File No. 33-41017)).

10.18** Form of Merger and Acquisition Agreement between the Registrant and D.H. Blair Investment Banking Corp. (filed as Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-63324)).

10.19** Solid Waste Management Contract, dated October 6, 1993, between the City of Mobile Solid Waste Authority and the Registrant (filed as
         Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated October 6, 1993).

10.20** Letter Agreement, dated September 24, 1993, between the Registrant and Marr & Friedlander, P.C. concerning legal services and fees (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1993).

10.21** Letter Agreement, dated March 14, 1994 by and among United Waste Services, Inc., Lowell Harrelson and the Registrant (filed as Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1994).

10.22** First Amendment to Consulting Agreement between the Registrant and First Financial Alliance, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994).

10.23** Consulting Agreement, dated April 6, 1994, by and among the Registrant, EntreCorp and Ben Barnes (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31,
         1994)).

10.24** Professional Services Agreement, dated July 12, 1994, between the Registrant and Blount, Parrish and Roton, Inc. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994).

10.25** Contract of Landfill Management, dated April 29, 1994, by and between the Sabine Parish Police Jury and the Registrant (filed as Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated April 29, 1994).

10.26** Contract of Hauling, dated April 29, 1994, by and between the Sabine Parish Police Jury and the Registrant (filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated April 29, 1994).

10.27** Contribution and Purchase Agreement by and among TransAmerican Waste Industries, Inc., TransWaste, Inc., Jeff Courtney and Jack Courtney, Jr., dated as of January 3, 1995 (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1994).

10.28** Asset Purchase Agreement by and among TransAmerican Waste Central Landfill, Inc., TransAmerican Waste Industries, Inc., Central Landfill, Inc. and the Shareholders of Central Landfill, Inc., dated February 28, 1995 (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1995).

10.29** Contract of Landfill Management, dated September 15, 1994, by and between the LaSalle Parish Police Jury, the Grant Parish Police Jury, the LaSalle-Grant Landfill Committee and the Registrant (filed as
         Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated September 15, 1994).

10.30** Consulting Contract, dated February 18, 1994, between the Registrant and Fonex, Inc. (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994).

10.31** Consulting Contact, dated April 3, 1994, between the Registrant and Tom Coker and Associates (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1994).

10.32** Purchase Agreement by and among TransAmerican Waste Industries, Inc., TransAmerican-TransWaste Acquisition Corp., TransWaste, Inc., Jeff Courtney, Jack Courtney, Jr., Courtney Construction Company of Alexandria, Inc. and Courtney Equipment Company, Inc. dated June 9, 1995. Exhibits and Schedules to this Agreement are omitted, but will be furnished supplementally to the Securities and Exchange Commission upon request (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1995).

10.33** Agreement of Purchase and Sale ("Agreement of Purchase and Sale"), dated October 4, 1995, by and between TransAmerican Waste Industries, Inc. and St. James Capital Partners, L.P., relating to the 12% Convertible Promissory Notes and Warrants. Exhibits and Schedules to this Agreement are omitted, but will be furnished supplementally to the Securities and Exchange Commission upon request (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

10.34** Form of 12% Convertible Promissory Note issued pursuant to the Agreement of Purchase and Sale (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended August 31,
         1995).

10.35** Form of Warrant to Purchase Common Stock issued pursuant to the Agreement of Purchase and Sale (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended August 31,
         1995).

10.36** Security Agreement securing the 12% Convertible Promissory Notes, dated as of October 4, 1995, by and between TransAmerican Waste Industries, Inc. and St. James Capital Partners, L.P. (filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

10.37** Registration Rights Agreement dated October 4, 1995, by and between TransAmerican Waste Industries, Inc. and St. James Capital Partners, L.P., entered into pursuant to the Agreement of Purchase and Sale (filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 1995).

10.38** Letter of Exchange dated August 25, 1995 by and between TransAmerican Waste Industries, Inc. and Susquehanna Capital Group (filed as Exhibit
         10.38 to the Registrant's Annual Report on Form 10K for the year ended August 31, 1995).

10.39** Registration Rights Agreement dated June 12, 1995, by and between TransAmerican Waste Industries, Inc. and certain designated Purchasers of certain notes and warrants (filed as Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1995).

10.40** Contract for Landfill Management by and between Hancock County, Mississippi Solid Waste District and TransAmerican Waste Industries, Inc. dated June 7, 1995 (filed as Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31,
         1995).

10.41** Registration Rights Agreement by and between TransAmerican Waste Industries, Inc. and Jeff Courtney dated June 9, 1995 (filed as Exhibit
         10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1995).

10.42** Loan Agreement between Union County Solid Waste Authority and TransAmerican Waste Industries, Inc. dated December 1, 1995 (filed as
         Exhibit 10.4 of the Registrant's Registration Statement on Form S-3 filed on March 13, 1996).

10.43** Guaranty Agreement between AmSouth Bank of Alabama and TransAmerican Waste Industries, Inc. dated December 1, 1995 (filed as Exhibit 10.5 of the Registrant's Registration Statement on Form S-3 filed on March 13,
         1996).

10.44** Stock Purchase Agreement between TransAmerican Waste Industries, Inc. and Everett O. Harwell, Jr. dated April 10, 1996 (filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 23,
         1996).

10.45** Asset Purchase Agreement by and among TransAmerican Waste Industries, Inc. and Haleyville Sanitary Landfill, Ltd. dated April 10, 1996 (filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on April 23, 1996).

10.46** Lease Agreement between the Haleyville Solid Waste Disposal Authority and TransAmerican Waste Industries, Inc. dated as of April 1, 1996 (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

10.47** Guaranty Agreement between TransAmerican Waste Industries, Inc. and AmSouth Bank of Alabama dated as of April 1, 1996 (filed as Exhibit
         10.47 to the Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

10.48** Settlement Agreement between Lowell Harrelson and United Waste Services and TransAmerican Waste Industries, Inc. dated as of February 21, 1996 (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

10.49** Development Services Agreement between TransAmerican Waste Industries, Inc. and EC Development, L.P. dated March 1, 1996 (filed as Exhibit
         10.49 to the Registrant's Annual Report on Form 10-K for the transition period ended December 31, 1995).

10.50** Stock Purchase Agreement between TransAmerican Waste Industries, Inc., Controlled Recovery, Inc. and Johnny D. Cope and KRM Inc., dated as of September 30, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.51** Stock Purchase Agreement between TransAmerican Waste Industries, Inc., Inland Products, Inc. and The Inland Group, LLC, dated as of September 30, 1996 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.52** Purchase and Sale Agreement among TransAmerican Waste Industries, Inc. and Sanifill, Inc., Sanifill of Texas Hauling, Inc., Sunray Services, Inc., S & J Landfill Limited Partnership, and Brazoria County Recycling Center, Inc. dated December 3, 1996b (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 31, 1997).

10.53** Amendment to Stock Purchase Agreement dated December 4, 1996 (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on January 31, 1997).

10.54** Second Amendment to Stock Purchase Agreement dated December 12, 1996 (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on January 31, 1997).

10.55** Third Amendment to Stock Purchase Agreement dated December 31, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on January 31, 1997).

10.56** Fourth Amendment to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed on January 31, 1997).

10.57** Loan Agreement dated January 27, 1997, between TransAmerican Waste Industries of Houston, Inc. and Southwest Bank of Texas, N.A. (filed as
         Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.58** Guaranty Agreement guaranteeing the Loan Agreement, dated as of January 27, 1997, between TransAmerican Waste Industries, Inc. and Southwest Bank of Texas, N.A. (filed as Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.59** Agreement and Plan of Merger dated January 26, 1998 by and among Registrant, USA Waste Services, Inc. and TransAmerican Acquisition Corp. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 26, 1998).

21.1*    List of Subsidiaries.

23.1*    Consent of Independent Public Accountants.

27.1*    Financial Data Schedule.

*        Indicates documents filed herewith.

** Indicates documents incorporated by reference from the prior filing indicated.

(b)      Reports on Form 8-K;

         Form 8-K filed January 28, 1998 relating to the execution of a definitive merger agreement with USA Waste Services, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 17, 1998.

                              TRANSAMERICAN WASTE INDUSTRIES, INC.


                              By: /s/ TOM J. FATJO, JR.
                                      Tom J. Fatjo, Jr., Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this registration Statement has been signed by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE                             TITLE                               DATE
/S/ TOM J. FATJO, JR.                 Chairman of the Board of Directors  February 17, 1998
    Tom J. Fatjo, Jr.                 and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Principal Financial Officer)


/S/ JEROME M. KRUSZKA                 President,                          February 17, 1998
    Jerome M. Kruszka                 Chief Operating Officer
                                      and Director

/S/ MICHAEL L. PAXTON                 Vice President and                  February 17, 1998
    Michael L. Paxton                 Corporate Controller
                                      (Principal Accounting Officer)

/S/ GEORGE BALL                       Director                            February 17, 1998
    George Ball

/S/ BEN F. BARNES                     Director                            February 17, 1998
    Ben F. Barnes

/S/ RICHARD E. BEAN                   Director                            February 17, 1998
    Richard E. Bean

/S/ WILLIAM B. BLOUNT                 Director                            February 17, 1998
    William B. Blount

/S/ PHILIP BURGUIERES                 Director                            February 17, 1998
    Philip Burguieres

/S/ PRESTON MOORE, JR.                Director                            February 17, 1998
    Preston Moore, Jr.

/S/ ROBERT K. MOSES, JR.              Director                            February 17, 1998
    Robert K. Moses, Jr.

/S/ ED L. ROBERO                      Director                            February 17, 1998
    Ed L. Romero

/S/ JUDGE JOHN V. SINGLETON, JR.      Director                            February 17, 1998
    Judge John V. Singleton, Jr.